Form 10KSB
period 2006-12-31
SOLAR ACQUISITION CORP.
filed 2007-07-06
CIK 1375495

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

         For the transition period from               to

                                        --------------   --------------

                        Commission file number: 000-52225

SOLAR ACQUISITION CORP.

                 (Name of small business issuer in its charter)

           Florida                                      20-5080271

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

incorporation or organization)

1300 E. Lafayette, Suite 905 Detroit, MI 48207

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734) 418-3004

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 AS OF MARCH 31, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:100,000 AS OF MARCH 31, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OUR BUSINESS

(a)	Business Development

Solar Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on June 3, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

(b)	Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the sole officer and director of the Registrant. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)  Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)  Strength and diversity of management, either in place or scheduled for recruitment;

(d)

Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)  The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)  The extent to which the business opportunity can be advanced;

(g)  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)  Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholder of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and sole director are engaged in outside business activities and anticipates they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act once this Registration Statement becomes effective which will be automatically be 60 days after filing..

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

EMPLOYEES

As of December 31, 2006, we had a total of One Part -time employee. This part-time employees is not covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of  300 square feet of space, at 1300 E. Lafayette, Suite 905 Detroit, MI 48207

ITEM 3. LEGAL PROCEEDINGS.

The company is not  party to any legal proceedings .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) No shares of the Company’s common stock have previously been registered with the Securities and Exchange Commission (the Commission@ or any state securities agency or authority.  The Company intends to make application to the NASD for the Company’s shares to be quoted on the OTC Bulletin Board.  The application to the NASD will be made during the Commission comment period for this Form 10-SB or immediately thereafter.  The Company=s application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended.  Inclusion on the OTC Bulletin Board permits price quotation for the Company’s shares to be published by such service.

The Company is not aware of any existing trading market for its common stock.  The Company=s common stock has never traded in a public market.  There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company=s securities.

If and when the Company=s common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act@), commonly referred to as the Apenny stock@ rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer=s net tangible assets; or exempted from the definition by the Commission.  If the Company=s shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser=s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company=s common stock and may affect the ability of shareholders to sell their shares.

 (b) Holders. As of December 31, 2006, there was one record holder of 100,000 shares of the Company's Common Stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

SALES OF UNREGISTERED SECURITIES

NONE

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 elsewhere in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or our director have had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Sources of Business Opportunities

The Company intends to use various sources in its search for potential business opportunities including its officer and director, consultants, special advisors, securities broker-dealers, venture capitalists, member of the financial community and others who may present management with unsolicited proposals.  Because of the Company=s limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations.  The Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger.  The Company will rely upon the expertise and contacts of such persons, will use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts dependent upon the skill and industriousness of the participants and the conditions of the marketplace.  None of the participants in the process will have any past business relationship with management. To date the Company has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

The Company does not intend to restrict its search to any specific kind of industry or business.  The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.  Management cannot predict at this time the status or nature of any venture in which the Company may participate.  A potential venture might need additional capital or merely desire to have its shares publicly traded.  The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.  Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary.  Such determination will generally be based on management=s knowledge and experience, (limited solely to working history - See AItem 5.  Directors, Executive Officers, etc.@) or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.  Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities.  However, because of the Company=s limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.  Management will not devote full time to finding a merger candidate, will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity.  There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully.  Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

Presently the Company cannot predict the manner in which it might participate in a prospective business opportunity.  Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen.  The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved.  Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation.  The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company=s current status of inactivity since inception June 3, 2006, and its concomitant lack of assets and relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution to the Company=s existing shareholders= interests.  There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company.  Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and the corresponding relative bargaining power of the parties.  However, management will endeavor to negotiate the best possible terms for the benefit of the Company=s shareholders as the case arises.  Management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition.  In such an event, existing shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.  However the terms of the sale of shares held by present management of the Company will be extended equally to all other current shareholders.

Management does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity.  Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger.  In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources.  In all probability, a public sale of the Company=s securities would also be unfeasible, and management does not contemplate any form of new public offering at this time.  In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities.  Such a private sale would be limited to persons exempt under the Commissions=s Regulation D or other rule, or provision for exemption, if any applies.  However, no private sales are contemplated by the Company=s management at this time.  If a private sale of the Company=s securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company.  However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company.  The Company does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

In the event of a successful acquisition or merger, a finder=s fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction.  The Company has not established any criteria or limits for the determination of a finder=s fee, although most likely an appropriate finder=s fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed upon at that time.  A finder=s fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time.  Current management has not in the past used any particular consultants, advisors or finders.   Management has not actively undertaken a search for, nor retention of, any finder=s fee arrangement with any person.  It is possible that a potential merger or acquisition candidate would have its own finder=s fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company=s shareholders.  Management cannot predict any other terms of a finder=s fee arrangement at this time.  If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the representative in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Results of Operations

From Inception(June 3, 2006) to December 31, 2006

There was no revenue for the period ended December 31, 2006 as the Company has had no business activity.

Selling, general and administrative expenses for the period ended December 31, 2006 was $8,350. All  selling, general and administrative expenses in 2006 are related to professional and consulting fees paid with shares of our common stock.

Interest expense and financing costs for the period ended December 31, 2006 was $0

LIQUIDITY AND CAPITAL RESOURCES

In 2006, we raised $100 from the sale of our common stock .

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer, who is also our principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME AGE POSITION ---- --- -------- Peter Klamka 37 Chairman of the Board, CEO, President, Treasurer & Secretary

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer.

Peter Klamka has been our Chairman of the Board and Chief Executive Officer since our inception in June  2006. In 1994, Mr. Klamka founded Wilshire Fragrance, a company that developed and marketed men's fragrance products. Mr. Klamka was the chief executive officer of Wilshire Fragrance from 1994 through 1996. In connection with his fragrance business, in 1996, Mr. Klamka developed, what he believes to have been one of the first authorized celebrity web sites, featuring Anna Nicole Smith promoting fragrances for Wilshire Fragrance. Mr. Klamka continued working on this web site until early 1997. Mr. Klamka received his Bachelor of Arts degree from the University of Michigan. Peter is also a Director and CEO of GiraSolar Inc., CEO of Legend Mobile, Inc. and sits on the board of directors for Phoenix Interests Inc.

EMPLOYMENT AND CONSULTING AGREEMENTS

We have no employment or other written agreement with Peter Klamka, our President and Chief Executive Officer. Mr. Klamka. The Company believes that Mr. Klamka will continue to waive any salary for the foreseeable future, although no assurance thereof can be given.

Mr. Klamka is involved in other business ventures, including the ownership and management other private and public businesses.

We have no employment or other written agreement with Mr. Klamka.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2006, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None

EQUITY COMPENSATION PLANS

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-KSB:

3.1

Articles of incorporation dated June 3, 2006(1)

3.2

By-Laws(1)

31.1

Certification

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2006, our principal accountants have billed approximately $7,500  for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

There were no fees billed during this fiscal period for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ACQUISITION CORP.

Dated:

July 6, 2007

s/s Peter Klamka

Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

Secretary and

Chief Executive Officer

/s/ Peter Klamka

(Principal Executive

----------------------------

and Accounting Officer)

July 6, 2007

Peter Klamka

SOLAR ACQUISITION CORP.

 Financial Statements

Period Ended December 31, 2006

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Financial Statements:

Balance Sheet as of December 31, 2006

F-2

Statements of Operations from inception(June 3, 2006) to December 31, 2006

F-3

Statement of Stockholders' Deficit from inception(June 3, 2006) to December 31, 2006

F-4

Statements of Cash Flows from inception(June 3, 2006) to December 31, 2006

F-5 - F-6

Notes to Financial Statements

F-7

E. Randall Gruber, CPA, PC

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Solar Acquisition, Corp.

A Development Stage Company

I have audited the accompanying balance sheet of  Solar Acquisition, Corp,(a development stage company), as of June 3, 2006, and the related statements of operations, stockholders' deficiency, and cash flows for the period from June 3, 2006 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Acquisition corp., (a development stage company), as of June 3, 2006 and the results of its operations and its cash flows for the period June 3, 2006 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E. Randall Gruber, CPA, PC

Lake Saint Louis, Missouri

July 5, 2007

400 Lake Saint Louis Boulevard, Lake Saint, Missouri  63367

Telephone (636)561-5639          Fax (636)561-0735

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS AT December 31 , 2006

ASSETS

CURRENT
Cash	$ 100

TOTAL ASSETS	$ 100

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT Accounts payable	5,500
Note payable – Related party	2,850

TOTAL LIABILITIES	8,350

STOCKHOLDERS’ EQUITY

Common stock, authorized, 50,000,000 shares, par value $0.001
- issued and outstanding, 100,000	100

Deficit accumulated during development stage	(8,350)

Total Stockholders’ Equity(Deficit)	(8,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FROM INCEPTION(June 3 ,2006) TO December 31 , 2006

REVENUE	$ -

OPERATING EXPENSES

Professional fees	8,000
General and administrative	350

Total Operating Expenses	8,350

NET LOSS	$ (8,350)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	58,082

BASIC AND DILUTED LOSS PER SHARE	$ (0.14)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO DECMEBER 31, 2006

			ACCUM-
	COMMON STOCK		ULATED
	SHARES	AMOUNT	DEFICIT	TOTAL

Balance – June 3, 2006	-	$ -	$ -	$ -

Common stock issued	100,000	100	-	100

Net loss	-	-	(8,350)	(8,350)

Balance - December 31, 2006	100,000	$ 100	$(8,350)	$ (8,250)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FROM INCEPTION(JUNE 3, 2006) TO DECEMBER 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,350)
Changes in assets and liabilities
Increase in accounts payable	5,500

Cash Used In Operating Activities	(2,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	100
Note payable	2,850

Cash Provided By Financing Activities	2,950

NET CHANGE IN CASH	100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS - DECEMBER 31, 2006	$ 100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

SOLAR ACQUISITION CORP. (the “Company”) was incorporated in the State of Florida on June 3, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. Management plans to issue more shares of common stock in order to raise funds.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

SOLAR ACQUISITION CORP.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued):

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity. The note payable approximates fair value based on market rates available to the Company for financing with similar terms.

NOTE 2 -

NOTE PAYABLE:

Notes payable from a related party is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 3 -  CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is seventy-five million (75,000,000) common shares with a par value of $.001.  On June 9, 2006, the company issued 100,000 shares at par value of $.001 for $100.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2006, the FASB issued SFAS No. 156, "Accounting for  Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and  Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent  measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

SOLAR ACQUISITION CORP.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:(continued)

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is  currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB

SOLAR ACQUISITION CORP.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:(continued)

 No.108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s condensed consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe it will have an impact on its consolidated financial statements.

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Peter Klamka, certify that:

1. I have reviewed this annual report on Form 10-KSB of Solar Acquisition Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 6, 2007
/s/ Peter Klamka Peter Klamka Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Solar Acquisition Corp., on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on form 10-KSB for the year ending December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the year ending December 31, 2006 fairly presents, in all material respects, the financial condition and result of operations of Solar Acquisition Corp.

/s/ Peter Klamka --------------------- Peter Klamka Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) July 6, 2007