Form 10KSB
period 2007-12-31
SOLAR ACQUISITION CORP.
filed 2008-07-10
CIK 1375495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number: 000-5225

SOLAR ACQUISITION CORP.

(Name of small business issuer in its charter)

Florida

20-5080271

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification

or organization)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 AS OF MARCH 31, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:100,000 AS OF MARCH 31, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-

called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

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

EMPLOYEES

As of December 31, 2007, we had a total of One Part -time employee. This part-time employees is not covered by a collective bargaining agreement.

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

 (b) Holders. As of December 31, 2007, there was one record holder of 100,000 shares of the Company's Common Stock.

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

Results of Operations

For the Years Ended December 31, 2007 and December 31, 2006

There was no revenue for the year ended December 31, 2007 or December 31, 2006 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2007 was $1,000 while for the year ended  December 31, 2006 was $8,350.  All  selling, general and administrative expenses in 2006 are related to professional and consulting fees.

Interest expense and financing costs for the years ended December 31, 2007 and December 31, 2006 was $0

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

Peter Klamka

37

Chairman of the Board, CEO, President

Treasurer and Secretary.

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

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2007, our principal accountants have billed approximately $1,000 (2006 - $1,000) for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-QSB filings.

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

July 9, 2008

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

July 9, 2008

Peter Klamka

SOLAR ACQUISITION CORP.

 Financial Statements

For the Year Ended December 31, 2007

Contents

Page

Report of Independent Registered Public Accounting Firm

F-1

Financial Statements:

Balance Sheet as of December 31, 2007 and 2006

F-2

Statements of Operations for the year ended December 31, 2007 and 2006

    And from inception(June 3, 2006) to December 31, 2007

F-3

Statement of Stockholders' Deficit from inception(June 3, 2006) to December 31, 2007

F-4

Statements of Cash Flows for the year ended December 31, 2007 and 2006

    And from inception(June 3, 2006) to December 31, 2007

F-5

Notes to Financial Statements

F-6

GRUBER & COMPANY, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Solar Acquisition, Corp.

A Development Stage Company

I have audited the accompanying balance sheet of  Solar Acquisition, Corp,(a development stage company), as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended and for the period from June 3, 2006 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Acquisition corp., (a development stage company), as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and for the period June 3, 2006 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri

May  26, 2008

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT
Cash	$ 100	$ 100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND STOCKHOLDER DEFICIT

CURRENT
Accounts payable	$ 6,500	$ 5,500
Note payable	2,850	2,850

TOTAL LIABILITIES	9,350	8,350

STOCKHOLDER DEFICIT

Common stock, authorized, 50,000,000 shares, par value $.001
- issued and outstanding, 100,000	100	100

Deficit accumulated during development stage	(9,350)	(8,350)

Total Stockholder Equity(Deficit)	(9,250)	(8,250)

TOTAL LIABILITIES AND STOCKHOLDER DEFICIT	$ 100	$ 100

The accompanying notes are an integral part of these financial statements.

F -2

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Year	June 3, 2006	June 3, 2006
	Ended	(Inception)	(Inception)
	Dec 31,	Dec 31,	To Dec 31,
	2007	2006	2007

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	1,000	8,000	9,000
General and administrative	-	350	350

Total Operating Expenses	1,000	8,350	9,350

NET INCOME(LOSS)	$ (1,000)	$ (8,350)	$ (9,350)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F – 3

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO DECEMBER 31, 2007

			ACCUM-
	COMMON STOCK		ULATED
	SHARES	AMOUNT	DEFICIT	TOTAL

Balance - June 3, 2006	-	$ -	$ -	$ -

Common stock issued	100,000	100	-	100

Net loss for the initial period	-	-	(8,350)	(8,350)

Balance - December 31, 2006	100,000	100	(8,350)	(8,250)

Net income(loss) – For the year ended December 31, 2007	-	-	(1,000)	(1,000)

Balance - December 31, 2007	100,000	$ 100	$ (9,350)	$ (9,250)

The accompanying notes are an integral part of these financial statements.

F – 4

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year	June 3, 2006	June 3, 2006
	Ended	(Inception)	(Inception)
	Dec 31,	Dec 31,	To Dec 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$ (1,000)	(8,350)	$ (9,350)
Changes in assets and liabilities
Increase in accounts payable	1,000	5,500	10,500

Cash Used In Operating Activities	-	(2,850)	1,150

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	100	100
Note payable	-	2,850	2,850

Cash Provided By Financing Activities	-	2,950	2,950

NET CHANGE IN CASH	-	100	4,100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 100	$ 100	$ 4,100

The accompanying notes are an integral part of these financial statements.

F – 5

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

     (b)    Basis of Presentation

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The Company has had no significant operations, assets or liabilities since inception and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.  Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

NOTE 3 -  CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is seventy-five million (50,000,000) common shares with a par value of $.001.  On June 9, 2006, the company issued 100,000 shares at par value of $.001 for $100.

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

In October 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 123(R)-5, Amendment of FSP FAS 123(R)-1, (“FSP FAS 123(R)-5”) to address whether a change to an equity instrument in connection with and equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS 123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively.

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the year ended December 31, 2007 and for the period from inception June 3, 2006 through December 31, 2006 respective, are as follows:

For the Period

For the Year Ended

 June 3, 2006

December 31,

To December 31,

2007

2006

Federal:

    Current

$      --

$     --

    Deferred

        --

       --

-----------

 -----------

        --

       --

-----------

------------

State:

    Current

        --

       --

    Deferred

        --

       --

-----------

 -----------

        --

       --

-----------

------------

$      --

$     --

======

=======

The Company has a net operating loss carryforward to offset future taxable income of $9,350.  Subject to current regulations, this carryforward will begin to expire in 2022.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for the year ended December 31, 2007 and for the period June 3, 2006 (inception) through December 31, 2006 respectively, differed from the statutory federal rate of 34 percent as follows:

2007

2006

        -------------

       ---------------

Statutory rate applied to loss

    before income taxes

        $      (340)

       $      (2,839)

Increase(decrease) in income taxes resulting from:

State, income taxes

    --

      --

Other, including reserve for deferred tax asset

    340

    2,839

        -----------

        -------------

       $

    --

        $

     --

Income Tax Expense

       ======

        ========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2007 and 2006, respectively:

December 31,

2007

2006

        -------------

       ---------------

Deferred tax assets

     Net operating loss carryforwards

       $          340

       $     2,839

     Less: valuation allowances

    (340)

            (2,839)

        ------------

         ----------

Net Deferred Tax Asset

       $         --

       $       --

        =======

        ======

During the year ended December 31, 2007 and for the period June 3, 2006 (inception) to December 31, 2006,  respectively, the reserve for the deferred current tax asset increased by approximately $340 and $2,389, respectively.

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

Date: July 9, 2008
/s/ Peter Klamka Peter Klamka Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of Solar Acquisition Corp., on Form 10-KSB for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on form 10-KSB for the year ending December 31, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the year ending December 31, 2007 fairly presents, in all material respects, the financial condition and result of operations of Solar Acquisition Corp.

/s/ Peter Klamka --------------------- Peter Klamka Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) July 9, 2008