Form 10QSB
period 2008-03-31
SOLAR ACQUISITION CORP.
filed 2008-07-14
CIK 1375495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2008, 100,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

Solar Acquisition Corp.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Balance Sheet as of March 31, 2008 (unaudited)

2

Statement of Operations for the three months ended March 31, 2008 and

2007 and from inception(June3, 2006) to March 31, 2007

4

Statement of Stockholders’ Deficit from inception(June 3, 2006) to

 March 31, 2008

5

Statements of Cash Flows for the three months ended March 31, 2008 and 2007and from Inception(June 3, 2006) to March 31, 2007(unaudited)

6

Notes to Interim Financial Statements (unaudited)

8

Item 2.

Management's Discussion and Analysis or Plan of Operation

14

Item 3.

Controls and Procedures

17

PART II.

OTHER INFORMATION

17

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

PART I – FINANCIAL INFORMATION

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 100	$ 100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$ 6,500	$ 6,500
Note payable	2,850	2,850

TOTAL LIABILITIES	9,350	9,350

STOCKHOLDER EQUITY

Common stock, authorized, 50,000,000 shares, par value $.001
- issued and outstanding, 100,000	100	100

Deficit accumulated during development stage	(9,350)	(9,350)

Total Stockholder Equity(Deficit)	(9,250)	(9,250)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 100	$ 100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three	Three
	Months	Months	June 3, 2006
	Ended	Ended	(Inception)
	March 31,	March 31,	To March 31,
	2008	2007	2008

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	-	-	9,000
General and administrative	-	-	350

Total Operating Expenses	-	-	9,350

NET INCOME(LOSS)	$ -	$ -	$ (9,350)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Three	Three
	Months	Months	June 3, 2006
	Ended	Ended	(Inception)
	March 31,	March 31,	To March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)		-	$ (9,350)
Changes in assets and liabilities
Increase in accounts payable		-	6,500

Cash Used In Operating Activites		-	(2,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		-	100
Note payable		-	2,850

Cash Provided By Financing Activities		-	2,950

NET CHANGE IN CASH		-	100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		100	-

CASH AND CASH EQUIVALENTS - MARCH 31, 2008		$ 100	$ 100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO MARCH 31, 2008

			ACCUM-
	COMMON STOCK		ULATED
	SHARES	AMOUNT	DEFICIT	TOTAL

Balance - June 3, 2006	-	$ -	$ -	$ -

Common stock issued	100,000	100	-	100

Net loss	-	-	(8,350)	(8,350)

Balance - December 31, 2006	100,000	100	(8,350)	(8,250)

Net income(loss) - December 31, 2007	-	-	(1,000)	(1,000)

Balance - December 31, 2007	100,000	100	(9,350)	(9,250)

Net income(loss) - March 31, 2008	-	-	-	-

Balance - March 31, 2008	100,000	$ 100	$ (9,350)	$ (9,250)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS(Unaudited)

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

NOTES TO INTERIM FINANCIAL STATEMENTS(Unaudited)

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

SOLAR ACQUISITION CORP.

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS(Unaudited)

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:

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

SOLAR ACQUISITION CORP.

A Development Stage Company

NOTES TO INTERIM FINANCIAL STATEMENTS(Unaudited)

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:(continued)

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

Results of Operations

Three months ended March 31, 2008  vs. March 31, 2007

There was no revenue for the three months ended March 31, 2008 and no revenue for the three months ended March 31, 2007 and no revenue since inception June 3, 2006.

There were no selling, general and administrative expenses for the three months ended March, 31, 2008 and the three months ended March 31, 2007 compared to $ 9,350 from inception June 3, 2006 to December 31, 2007.

There has been no interest expense or financing costs for the three months ended March, 31, 2008 and the three months ended March 31, 2007 and no costs since inception June 3, 2006.

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

July 14, 2008

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

July 14, 2008

/s/ Peter Klamka

Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SOLAR ACQUISITION CORP., (the “Company”) on Form 10-QSB for the quarter ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 14, 2008	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer