Form 10QSB
period 2008-06-30
SOLAR ACQUISITION CORP.
filed 2008-08-18
CIK 1375495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52225

(Commission file number)

SOLAR ACQUISITION CORP.

 (Exact name of small business issuer as specified in its charter)

Florida

20-5080271

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

1905 Pauline Blvd., Ste 1, Ann Arbor, MI 48103

 (Address of principal executive offices)

734-686-0137

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 15, 2008, 10,000,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

Solar Acquisition Corp.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Balance Sheet as of June 30, 2008 (unaudited)

2

Statement of Operations for the six months ended June 30, 2008 and

2007 and from inception(June3, 2006) to June 30, 2008

4

Statement of Stockholders’ Deficit from inception(June 3, 2006) to

 June 30, 2008

5

Statements of Cash Flows for the six months ended June 30, 2008 and 2007and from Inception(June 3, 2006) to June 30, 2008(unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

PART I – FINANCIAL INFORMATION

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 100	$ 100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$ 6,000	$ 6,500
Note payable	3,350	2,850

TOTAL LIABILITIES	9,350	9,350

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 10,000,000 (December 31, 2007 - 100,000)	10,000	100

Preference shares, authorized, 1,000,000
- issued and outstanding - nil	-	-

Additional paid in capital	980,100	-

Deficit accumulated during development stage	(999,350)	(9,350)

Total Stockholder Equity(Deficit)	(9,250)	(9,250)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 100	$ 100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS(Unaudited)

					June 3, 2006
	THREE MONTHS ENDED		SIX MONTHS ENDED		(Inception)
	JUNE 30,		JUNE 30,		To June 30,
	2008	2007	2008	2007	2008

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	-	-	-	-	9,000
Consulting fees	990,000	-	990,000	-	990,000
General and administrative	-	-	-	-	350

Total Operating Expenses	990,000	-	990,000	-	999,350

NET INCOME(LOSS)	$ (990,000)	$ -	$ -	$ -	$ (999,350)

WEIGHTED AVERAGE NUMBER OF SHARES	182,500	100,000	100,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$ (5.42)	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO June 30, 2008

			ADDIT'L	ACCUM-
			PAID IN	ULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance - June 3, 2006	-	$ -	$ -	$ -	$ -

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000
Net income(loss) - June 30, 2008	-	-	-	(990,000)	(990,000)

Balance - June 30, 2008	10,000,000	$10,000	$980,100	$(999,350)	$ (9,250)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			June 3, 2006
	SIX MONTHS ENDED		(Inception)
	JUNE 30,		To June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$ (990,000)	-	$ (999,350)
Changes in assets and liabilities
Stock issued for services	990,000		990,000
Increase(decrease) in accounts payable	(500)	-	6,000

Cash Used In Operating Activities	(500)	-	(3,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	100
Increase in note payable	500	-	3,350

Cash Provided By Financing Activities	500	-	3,450

NET CHANGE IN CASH	-	-	100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100	100	-

CASH AND CASH EQUIVALENTS - June 30	$ 100	$ 100	$ 100

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

On May 15, 2008, the Company increased its authorized share capital to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock having voting rights of 100 shares of common stock for each share of preferred stock.

On June 1, 2008, the Company issued an additional 9,900,000 shares of common stock for consulting services rendered having a value of $990,000.

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

Results of Operations

Six months ended June 30, 2008  vs. June 30, 2007

There was no revenue for the six months ended June 30, 2008 and no revenue for the six months ended June 30, 2007 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $990,000. As compared to $0 for the same period in 2007. The amount represents consulting fees paid through the issuance of 9,900,000 shares of restricted common shares at a value of $0.10 per share.

There has been no interest expense or financing costs for the six months ended June 30, 2008 and the six months ended June 30, 2007 and no costs since inception June 3, 2006.

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

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2008, the Company issued 9,900,000 shares of common stock that have not been registered to date.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

The Company changed its head office from 1300 E. LaFayette, Suite 905, Detroit MI 48203 to 1905 Pauline Blvd., Ste 1, Ann Arbor, MI 48103.

On May 15, 2008 the Company amended its articles of incorporation to increase its authorized share capital to 100,000,000 common shares and to add 1,000,000 preference shares with voting rights equal to 100 common shares per 1 share of preferred stock.

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

August 18, 2008

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

August 18, 2008

/s/ Peter Klamka

Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SOLAR ACQUISITION CORP., (the “Company”) on Form 10-QSB for the quarter ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 18, 2008	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer