Form 10-Q
period 2008-09-30
SOLAR ACQUISITION CORP.
filed 2009-01-13
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

734-846-2481
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 15, 2008, 10,000,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Solar Acquisition Corp.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$26	$100

TOTAL ASSETS	$26	$100

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$6,000	$6,500
Notes payable	5,850	2,850

TOTAL LIABILITIES	11,850	9,350

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001 - issued and outstanding, 10,000,000 (December 31, 2007 - 100,000)	10,000	100

Preference shares, authorized, 1,000,000 - issued and outstanding - nil	-	-

Additional paid in capital	980,100	-

Deficit accumulated during development stage	(1,001,924)	(9,350)

Total Stockholder Equity(Deficit)	(11,824)	(9,250)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$26	$100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS(Unaudited)

					June 3, 2006
	THREE MONTHS ENDED		NINE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		SEPTEMBER 30,		To September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	2,500	-	2,500	-	11,500
Consulting fees	-	-	990,000	-	990,000
General and administrative	74	-	74	-	424

Total Operating Expenses	2,574	-	992,574	-	1,001,924

NET INCOME(LOSS)	$(2,574)	$-	$(992,574)	$-	$(1,001,924)

WEIGHTED AVERAGE NUMBER OF SHARES	830,000	100,000	830,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$-	$-	$(1.20)	$-

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,		June 3, 2006 (Inception) To September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(992,574)	-	$(1,001,924)
Changes in assets and liabilities
Stock issued for services	990,000	990,000
Increase(decrease) in accounts payable	(500)	-	6,000

Cash Used In Operating Activites	(3,074)	-	(5,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	100
Increase in note payable	3,000	-	5,850

Cash Provided By Financing Activities	3,000	-	5,950

NET CHANGE IN CASH	(74)	-	26

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100	100	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$26	$100	$26

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO SEPTEMBER 30, 2008

			ADDIT’L	ACCUM-
	COMMON STOCK		PAID IN	ULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance - June 3, 2006	-	$-	$-	$-	$-

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000
Net income(loss) - September 30, 2008	-	-	-	(992,574)	(992,574)

Balance - September 30, 2008	10,000,000	$10,000	$980,100	$(1,001,924)	$(11,824)

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

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

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

SOLAR ACQUISITION CORP.
A Development Stage Company
NOTES TO INTERIM FINANCIAL STATEMENTS(Unaudited)

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No.108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009.  SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this on Form l0 for the.

THE  FOLLOWING  DISCUSSION OF THE RESULTS OF OUR  OPERATIONS  AND FINANCIAL CONDITION  SHOULD BE READ IN CONJUNCTION  WITH OUR FINANCIAL  STATEMENTS AND THE NOTES  THERETO  INCLUDED  ELSEWHERE  IN THIS REPORT.  EXCEPT FOR THE  HISTORICAL INFORMATION  CONTAINED HEREIN, THE DISCUSSION  CONTAINED IN THIS REPORT CONTAINS “FORWARD-LOOKING   STATEMENTS”  THAT  INVOLVE  RISK  AND  UNCERTAINTIES.   THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF  FORWARD-LOOKING  TERMINOLOGY SUCH AS “BELIEVES,”  “EXPECTS,” “MAY,” “WILL,” “SHOULD” OR “ANTICIPATES” OR THE NEGATIVE THEREOF OR SIMILAR  EXPRESSIONS OR BY  DISCUSSIONS  OF STRATEGY.  THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING  STATEMENTS  WHEREVER  THEY  APPEAR IN THIS  REPORT.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

Nine months ended September 30, 2008  vs. September 30, 2007

There was no revenue for the nine months ended September 30, 2008 and no revenue for the nine months ended September 30, 2007 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $992,574. As compared to $0 for the same period in 2007. Of the total $990,000 represents consulting fees paid through the issuance of 9,900,000 shares of restricted common shares at a value of $0.10 per share.

There has been no interest expense or financing costs for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 and no costs since inception June 3, 2006.

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

SOLAR ACQUISITION CORP.

October 30, 2008	By:	/s/ Peter Klamka
Peter Klamka, Chief Executive and
Principal Accounting Officer