Form 10KSB/A
period 2007-12-31
SOLAR ACQUISITION CORP.
filed 2009-03-11
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

Amendment No. 1

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the fiscal year ended December 31, 200 7

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from  -----------------to--------------------

Commission file number: 000-52225

SOLAR ACQUISITION CORP.
(Name of small business issuer in its charter)

Florida	20-5080271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 E. Lafayette, Suite 905 Detroit, MI 48207
 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734) 418-3004

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 AS OF MARCH 31, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:100,000 AS OF MARCH 31, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

Selling, general and administrative expenses for the year ended December 31, 2007 was $ 1,00 0 while for the year ended  December 31, 2006 was $8,350. The general and administrative expenses in 2007 are related to professional and consulting fees .  All  selling, general and administrative expenses in 2006 are related to professional and consulting fees.

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

Management's Report on Internal Control over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company.  Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

NAME	AGE	POSITION
Peter Klamka	3 9	Chairman of the Board, CEO, President, Treasurer & Secretary

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

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2007, our principal accountants have billed approximately $ 1, 000(2006 - $ 1,000 )  for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-QSB filings.

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

SOLAR ACQUISITION CORP.

March 9, 2009	Peter Klamka
Peter Klamka,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2009	Peter Klamka
Peter Klamka
Chairman, President Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)

SOLAR ACQUISITION CORP.
 Financial Statements
For the Year Ended December 31, 2007

Gruber & Company, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Solar Acquisition, Corp.
A Development Stage Company

I have audited the accompanying balance sheet of  Solar Acquisition, Corp,(a development stage company), as of December 31, 2007 and 2006 , and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended and for the period from June 3, 2006 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion .   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
May 26, 2008
121 Civic Center Drive, Suite 225, Lake Saint Louis, Missouri
Telephone (636)561-5639          Fax (636)561-0735

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT
Cash	$100	$100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDER DEFICIT

CURRENT
Accounts payable	$6,500	$5,500
Note payable	2,850	2,850

TOTAL LIABILITIES	9,350	8,350

STOCKHOLDER DEFICIT

Common stock, authorized, 50,000,000 shares, par value $.001
- issued and outstanding, 100,000	100	100

Deficit accumulated during development stage	(9,350)	(8,350)

Total Stockholder Equity(Deficit)	(9,250)	(8,250)

TOTAL LIABILITIES AND STOCKHOLDER DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Year	Year	June 3, 2006
	Ended	Ended	(Inception)
	Dec 31,	Dec 31,	To Dec 31,
	2007	2006	2007
REVENUE	$-	$-	$-

OPERATING EXPENSES

Professional fees	1 ,000	8 ,000	9 ,000
General and administrative	-	350	350

Total Operating Expenses	1 ,000	8,350	9 ,350

NET INCOME(LOSS)	$ ( 1 ,000)	$(8,350)	$ ( 9 ,350)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO DECEMBER 31, 2007

			ACCUMULATED
	COMMON STOCK
	SHARES	AMOUNT	DEFICIT	TOTAL

Balance - June 3, 2006	-	$-	$-		$-

Common stock issued	100,000	100	-		100

Net loss for the initial period	-	-	(8,350)		(8,350)

Balance - December 31, 2006	100,000	100	(8,350)		(8,250)

Net income(loss) – For the year ended December 31, 2007	-	-	( 1 ,000)		( 1 ,000)

Balance - December 31, 2007	100,000	$100	$ ( 9 ,350)	$	( 9 ,250)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year	Year	June 3, 2006
	Ended	Ended	(Inception)
	Dec 31,	Dec 31,	To Dec 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$ ( 1 ,000)	(8,350)	$(13,350)
Changes in assets and liabilities
Increase in accounts payable	1 ,000	5,500	10,500

Cash Used In Operating Activities	-	(2,850)	(2,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	100
Note payable	-	-	2,850

Cash Provided By Financing Activities	-	-	2,950

NET CHANGE IN CASH	-	-	100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100	100	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$100	$100	$100

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

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of March 31.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial  condition, results of operations and cash flows of the Company for the respective periods being presented.

The Company has had no significant operations, assets or liabilities since inception  and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

SOLAR ACQUISITION CORP.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

SOLAR ACQUISITION CORP.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157

SOLAR ACQUISITION CORP
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

SOLAR ACQUISITION CORP.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

SOLAR ACQUISITION CORP.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -  INCOME TAXES:

The components of income tax (benefit) expense for the year ended December 31, 2007 and for the period from inception June 3, 2006 through December 31, 2006 respectively, are as follows:

	For theYear ended December 31,2007		For the Period June3,2006 (inception) To December 31,2006
Federal:
Current		$--		$--
Deferred		--		--
State:		--		--
Current		--		--
Deferred		--		--
Total	$		$

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

The Company's income tax expense (benefit) for the year ended December 31, 2007 and for the period June 3, 2006 (inception) through December 31, 2006 respectively, differed from the statutory federal rate of 34 percent as follows:

	2007	2006
Statutory rate applied to loss before income taxes	$(340)	$(2,839)

SOLAR ACQUISITION CORP.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -  INCOME TAXES (Continued)

Increase (decrease) in income taxes resulting from:

State income taxes	-	-
Other, including reserve for deferred tax asset	340	2,839
Income tax expense	$--	$--

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

	December 31
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$340	$2,839
Less valuation allowance	(340)	(2,839)
Net Deferred Tax Asset	$--	$--

During the year ended December 31, 2007 and for the period June 3, 2006 (inception) to December 31, 2006, respectively, the reserve for the deferred current tax asset increased by approximately $340 and $2,839, respectively.

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

March 9, 2009	Peter Klamka
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

March 9, 2009	Peter Klamka
Peter Klamka
Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)