Form 10-Q/A
period 2008-09-30
SOLAR ACQUISITION CORP.
filed 2009-03-12
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52225
(Commission file number)

SOLAR ACQUISITION CORP.
 (Exact name of small business issuer as specified in its charter)

Florida	20-5080271
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1905 Pauline Blvd., Ste 1, Ann Arbor, MI 48103
 (Address of principal executive offices)

734-846-2481
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 15, 2008, 10,000,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐ No☒

Solar Acquisition Corp.
Index

		Page Number
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Balance Sheet as of September 30, 2008 (unaudited)	3
	Statement of Operations for the nine months ended September 30, 2008 and 2007 and from inception(June3, 2006) to September 30, 2008(unaudited)4	4
	Statement of Stockholders’ Deficit from inception(June 3, 2006) to September 30, 2008(unaudited)
	Statements of Cash Flows for the six months ended September 30, 2008 and 2007and from Inception(June 3, 2006) to September 30, 2008(unaudited)	5
	Notes to Interim Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis or Plan of Operation	14
Item 3	Controls and Procedures	12
PART II.	OTHER INFORMATION	12
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5	Other Information	12
Item 6.	Exhibits	12
SIGNATURES		13

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$26	$100

TOTAL ASSETS	$26	$100

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$6,000	$6,500
Notes payable	5,850	2,850

TOTAL LIABILITIES	11,850	9,350

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 10,000,000 (December 31, 2007 - 100,000)	10,000	100

Preference shares, authorized, 1,000,000
- issued and outstanding - nil	-	-

Additional paid in capital	980,100	-

Deficit accumulated during development stage	(1,001,924)	(9,350)

Total Stockholder Equity(Deficit)	(11,824)	(9,250)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$26	$100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS(Unaudited)

					June 3, 2006 (Inception) To September 30,
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	2,500	-	2,500	-	11,500
Consulting fees	-	-	990,000	-	990,000
General and administrative	74	-	74	-	424

Total Operating Expenses	2,574	-	992,574	-	1,001,924

NET INCOME(LOSS)	$(2,574)	$-	$(992,574)	$-	$(1,001,924)

WEIGHTED AVERAGE NUMBER OF SHARES	830,000	100,000	830,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$-	$-	$(1.20)	$-

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

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO SEPTEMBER 30, 2008

			ADDIT'L
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance - June 3, 2006	-	$-	$-	$-	$-

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000
Net income(loss) - September 30, 2008	-	-	-	(992,574)	(992,574)

Balance - September 30, 2008	10,000,000	$10,000	$980,100	$(1,001,924)	$(11,824)

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our Annual included in our registration statement on Form S-1(File No. 333-152496) filed on July 25, 2008 and any amendments to these documents. There has been no material change in our risk factors from those previously discussed in the registration statement on Form S-1.

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
Peter Klamka,
Chief Executive and Principal Accounting Officer

Exhibit 31.1
CERTIFICATIONS

I, Peter Klamka, certify that:

1.	I have reviewed this 10-Q of Solar Acquisitions Corp., Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

,
Company Name

February 29, 2009	By:	/s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SOLAR ACQUISITION CORP., (the “Company”) on Form 10-QSB for the quarter ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 29, 2009	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer