Form 10-K
period 2008-12-31
SOLAR ACQUISITION CORP.
filed 2009-04-03
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

For correspondence, please contact:
Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that th
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐    NO☒

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of December 31, 2008, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of December 31, 2008, there were 10,000,000 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference:  None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OUR BUSINESS

(a)	Business Development

Solar Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on June 3, 2006. Since inception through June 2008, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  In June 2008, we entered into a letter of intent with Solar Teyin/ Hyundai Heavy Industries Iberica (Solar Teyin) to market solar products. We have not concluded a formal contract as of this time.  We intend to offer solar products sourced through Solar Teyin to customers in the United States upon consummation of a final contract. There can be no assurance we will conclude such a contract.

(b)	Business of Issuer

Solar Acquisition intends to become a United States sales and marketing representative for Solar Teyin. Initially, we intend to utilize the Internet to market their solar products and services to U.S. customers. We expect to expand to dealers and sales representatives as our business and funding grows. Because we commenced operations in May of this year, we currently have no products for sale and will not until we conclude our contract with Solar Teyin or a comparable vendor of solar products and develop our website.

We intend to offer turnkey services to our customers, including the design, procurement, installation, grid connection, monitoring, maintenance and referrals for solar energy systems offered through Solar Teyin.

Our business model is built on multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience. We intend to generate revenues primarily from sales commissions, referral fees, and advertising fees for consumer and dealer services. In the future, we also intend to generate revenues from sales of solar products to a dealer network.

ITEM 1A.

RISK FACTORS

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

We are a development stage company organized in June 2006 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

We were incorporated in June 2006 as a Florida corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $9,350 for the year ended December 31, 2007 and $1,001,924 for the year ended December 31, 2008, (iii) we have incurred losses of $1,0000 for the year ending December 31, 2007, and (iv) incurred losses of $992,574 for the year ended December 31, 2008 due to issuance in stock for services rendered and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated.

We have not established a website and commenced the selling of solar products. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Solar Acquisition to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We are significantly dependent on our sole officer and director, who has limited experience. The loss or unavailability to Solar Acquisition of Mr. Klamka’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Peter C. Klamka, our sole officer and director. It would be difficult to replace Mr. Klamka at such an early stage of development of Solar Acquisition. The loss by or unavailability to Solar Acquisition of Mr. Klamka’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Klamka could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Klamka, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Klamka we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

Mr. Klamka has limited experience in framing an online solar energy marketing company. The lack of experience in framing an online solar energy marketing business could limit or eliminate  your return on investment.

As a result of our reliance on Mr. Klamka and his lack of experience in developing an online solar energy marketing company, our investors are at risk in losing their entire investment. Mr. Klamka intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Klamka to make the appropriate management decisions.

Mr. Klamka is involved with other businesses including other public companies and there can be no assurance that he will continue to provide services to us. Mr. Klamka’s limited time devotion of less than 20 hours per month to Solar Acquisition could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Klamka is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Klamka’s ability to work on behalf of our company. Mr. Klamka may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Klamka will devote only a portion, less than 20 hours per month, of his time to our activities. As our sole officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board.

We need to complete our agreement with Solar Teyin/Hyundai Heavy Industries, as currently we have no legal mechanism is place that will guarantee the participation of any supplier, named or otherwise

We currently do not have a contract with our principal supplier. At the present time, we only have a letter of intent to form a joint venture with Solar Teyin. No business entity or arraignment has been negotiated or created in furtherance of the intended joint venture. Alternatively, we have not made any efforts to further seek any alternatives to Solar Teyin.

Because of market pressures from competitors with more resources, we  may fail to implement our business model profitably.

The business of advertising and marketing on the Internet in general is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by us, our competitors, and their advisors.

We are dependent on the popularity of consumer acceptance of solar energy.

Our ability to generate revenue and be successful in implementation of our business plan is dependent on consumer acceptance of solar energy.

A drop in the retail price of conventional energy or non-solar renewable energy sources may negatively impact our business.

The demand for our solar energy systems depends in part on the price of conventional energy, which affects return on investment resulting from the purchase of solar energy systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar renewable energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar energy systems to decline, which would have a negative impact on our business. Changes in utility electric rates could also have a negative effect on our business.

The reduction, elimination or expiration of government subsidies and economic incentives for solar energy systems could reduce the demand for our products.

Government subsidies are an important factor in the economic determination to purchase a solar energy system. Certain states, including California and Colorado, localities and utilities offer incentives to offset a portion of the cost of qualified solar energy systems. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and renewable energy credits, or RECs. The reduction or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in a significant reduction in demand for our solar energy systems, which would negatively impact our business.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the installation of solar energy systems, which may significantly reduce demand for our solar energy systems.

The installation of solar energy systems is subject to oversight and regulation under local ordinances; building, zoning and fire codes; environmental protection regulation; utility interconnection requirements for metering; and other rules and regulations. We attempt to keep up-to-date about these requirements on a national, state and local level and must design and install our solar energy systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our solar energy systems. In addition, new government regulations or utility policies pertaining to the installation of solar energy systems are unpredictable and may result in significant additional expenses or delays, which could cause a significant reduction in demand for solar energy systems.

Existing regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation and changes to these regulations and policies may deter the purchase and use of solar energy systems and negatively impact development of the solar energy industry.

The market for solar energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. For example, currently, metering caps exist in certain jurisdictions, which limit the aggregate amount of power that may be sold by solar power generators into the electric grid. These regulations and policies have been modified in the past and may be modified in the future in ways that could deter purchases of solar energy systems and investment in the research and development of solar energy technology. For example, without a mandated regulatory exception for solar energy systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. Such fees could increase the cost to our customers of using solar energy systems and make them less desirable, thereby harming our business, operating results and financial condition. Changes in net metering policies could also deter the purchase and use of solar energy systems. In addition, electricity generated by solar energy systems competes primarily with expensive peak hour electricity rates rather than with the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require solar energy systems to achieve lower prices in order to compete with the price of electricity.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of advertising which is intended to generate revenue from sales and advertising, in addition to hiring new employees and commencing additional marketing activities. To fully implement our business plan we will require substantial additional funding.

As a result of our deficiency in working capital at December 31, 2008 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern.

ITEM  1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM  2.   DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of approximately 300 square feet of space, at 1905 Pauline Blvd. Suite 1, Ann Arbor, MI 48103

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is not listed on any stock exchange. We intend to eventually have our stock listed on the OTC/BB.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of the date of this report, we have approximately 11 shareholders of record of the Company’s common stock.

Dividends.

We have not paid any dividends to our shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. Florida Law, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business; or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

The company issued 9,900,000 shares of restricted stock for services rendered or to be rendered in connection with the development of the Company’s business plan

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  In June 2008, we entered into a letter of intent with Solar Teyin to provide solar products for sale through the Internet via a website which we intend to establish.

We intend to become a marketer of solar energy products initially through the Internet. We hope to develop a dealer network as well as a referral network for consumers seeking installations and technical support.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2008.

Results of Operations

For the Years Ended December 31, 2008 and December 31, 2007

There was no revenue for the year ended December 31, 2008 or December 31, 2007 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2008 was $74 and $0 for the year ended December 31, 2007.

Professional fees for the year ended December 31, 2008 were $2,500 for accounting fees and $1,000 for the year ended December 31, 2007 for accounting related fees.

Consulting fees of $990,000 for the year ended December 31, 2008 were paid to various officers, directors and other individuals.  The payment of such services was made in stock by the issuance of 9,900,000 common shares.

Interest expense and financing costs for the years ended December 31, 2008 and December 31, 2007 was $0

LIQUIDITY AND CAPITAL RESOURCES

In 2008, we raised $0 from the sale of our common stock .

We have incurred net losses since our inception of $1,001,924. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

We are currently registering for sale 1,500,000 shares of our common stock which will yield $450,000. The registration statement has not been declared effective and there can be no assurance we will be successful in selling any of our shares.

ITEM 7. FINANCIAL STATEMENTS.

 SOLAR ACQUISITION CORP.
 Financial Statements
For the Year Ended December 31, 2008

GRUBER & COMPANY, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Solar Acquisition, Corp.
A Development Stage Company

We have audited the accompanying balance sheet of  Solar Acquisition, Corp,(a development stage company), as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from June 3, 2006 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Acquisition corp., (a development stage company), as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period June 3, 2006 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
February 20, 2009

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT
Cash	$26	$100

TOTAL ASSETS	$26	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable	$6,000	$6,500
Note payable	5,850	2,850

TOTAL LIABILITIES	11,850	9,350

STOCKHOLDERS’ EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 10,000,000 (December 31, 2007 -100,000)	10,000	100

Preference shares, authorized, 1,000,000
- issued and outstanding - nil (December 31, 2007 - nil)	-	-

Additional paid in capital	980,100	-

Deficit accumulated during development stage	(1,001,924)	(9,350)

Total Stockholders’ Equity(Deficit)	(11,824)	(9,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26	$100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Year Ended Dec 31, 2008	Year EndedDec 31, 2007	June 3, 2006 (Inception) To Dec 31, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES

Professional fees	2,500	1,000	11,500
Consulting fees	990,000	-	990,000
General and administrative	74	-	424

Total Operating Expenses	992,574	1,000	1,001,924

NET INCOME(LOSS)	$(992,574)	$(1,000)	$(1,001,924)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,875,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$-

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007	June 3, 2006 (Inception) To Dec 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(992,574)	(1,000)	$(1,001,924)
Issuance of stock for services	990,000	-	990,000
Changes in assets and liabilities
Increase(decrease) in accounts payable	(500)	1,000	6,000

Cash Used In Operating Activities	(3,074)	-	(5,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	100
Note payable	3,000	-	5,850

Cash Provided By Financing Activities	3,000	-	5,950

NET CHANGE IN CASH	(74)	-	26

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100	100	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$26	$100	$26

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO DECEMBER 31, 2008

			ADDIT'L PAID IN CAPITAL	ACCUM- ULATED DEFICIT
	COMMON STOCK
	SHARES	AMOUNT			TOTAL
Balance - June 3, 2006	-	$-	$-	$-	$-

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000
Net income(loss) - December 31, 2008	-	-	-	(992,574)	(992,574)

Balance - December 31, 2008	10,000,000	$10,000	$980,100	$(1,001,924)	$(11,824)

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

On May 15, 2008, the Company increased its authorized share capital from 75,000,000 to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock having voting rights of 100 shares of common stock for each share of preferred stock.

On June 1, 2008, the Company issued an additional 9,900,000 shares of common stock for consulting services rendered having a value of $990,000.

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS:

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

The FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the year ended December 31, 2008 and December 31, 2007 respectively, are as follows:

	2008	2007
Federal:
Current	$--	$--
Deferred	--	--
State:
Current	--	--
Deferred	--	--
	$--	$--

The Company has a net operating loss carryforward to offset future taxable income of $1,001,924.  Subject to current regulations, this carryforward will begin to expire in 2022.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for the year ended December 31, 2008 and December 31, 2007 respectively, differed from the statutory federal rate of 34 percent as follows:

	2008	2007
Statutory rate applied to loss
before income taxes	$(337,475)	$(3,179)
Increase(decrease) in income taxes resulting from:
State, income taxes	--	--
Other, including reserve for deferred tax asset	337,475	3,179
Income Tax Expense
	$--	$--

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$337,475	$3,179
Less: valuation allowances	(337,475)	(3,179)
Net Deferred Tax Asset	$--	$--

During the year ended December 31, 2008 and December 31, 2007,  respectively, the reserve for the deferred current tax asset increased by approximately $337,475 and $3,179, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the "SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

Name	Age	position
Peter Klamka	39	Chairman of the Board, CEO, President Treasurer and Secretary.

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer.

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer during the last five years are set forth below.

Peter Klamka has been our Chairman of the Board and Chief Executive Officer since our inception. Mr. Klamka has been active in developing, funding, and operating various start up companies over the past twenty years.  He is the former Chairman and CEO of GiraSolar Inc., a solar energy company based in Europe that trades on the Pink Sheets. Mr. Klamka is also the CEO of Cephas Holdings Inc., a reporting company that develops and markets mobile phone applications.  He is also a principal officer in several other ventures.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received annual compensation in excess of $100,000 during the period from June 3, 2006 (inception) to December 31, 2008.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation(2)	Securities Under Options/SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future, although no stock option plan is currently in place. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended December 31, 2008.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. We do not, however, have a stock option plan in place at this time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Solar Acquisition other than services ordinarily required of a director. Other than as indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

EMPLOYMENT AND CONSULTING AGREEMENTS

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

ITEM 11.　 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date of this report, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership
Barton PK, LLC (2) Richard Mays Condor Financial Management, S.A. (3) Ecorum Limited (4) liveIR (5) Susan Radke Algol (6) Ajoy Garapati Joe Eberhard HW Funds Group, LLC (7) Dynamic Development (8)	1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 500,000 500,000	10% 10% 10% 10% 10% 10% 10% 10% 10% 5% 5%
All Directors, Officers and Principal Stockholders as a Group	10,000,000	100%

1.)	The address of each shareholder is care of Solar Acquisition Corp at 1905 Pauline Blvd, Suite 1, Ann Arbor, MI 48103 unless otherwise stated.
2.)	Peter Klamka, sole director and officer of Solar Acquisition Corp., is a beneficial owner in Barton PK, LLC.
3.)	Joe Eberhard is the Director and the address is P.O. Box 9112 CH-8036 Zurich Switzerland
4.)	Joe Eberhard is the Director and the address is P.O. Box 9112 CH-8036 Zurich Switzerland
5.)	Brandon Wynn is the President and the address is 1919 Van Buren St. #611A, Hollywood, FL 33020
6.)	Carol Wynn Eldred is the President and the address is 2212 South Cypress Bend Drive #201, Pompano Beach, FL 33069
7.)	Joe Logan is the Managing Director and the address is 708 Third Avenue, 11th Floor, New York, NY 10017
8.)	Avi Shapiro is the President and the address is YUNITSMAN 2/523, TEL AVIV YAFO 69360, ISRAEL

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of Solar Acquisition.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1	Articles of incorporation dated June 3, 2006(1)
3.2	By-Laws(1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2008, our principal accountants have billed approximately $2,500 (2007 - $1,000) for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-Q filings

AUDIT-RELATED FEES

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

SOLAR ACQUISITION CORP.

Dated:March 31, 2009	By:	/s/ Peter Klamka
Peter Klamka
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DateMarch 31, 2009.	By:	/s/ Peter Klamka
Peter Klamka
Chairman, President, Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)