Form 10-K/A
SOLAR ACQUISITION CORP.
filed 2009-04-13
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  ☐   NO  ☒

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of
"large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

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

OUR BUSINESS

Business Development Summary

Solar Acquisition is a development stage company incorporated in the State of Florida in June 2006. We intended to marketing solar energy related products initially through a website and then through dealers and distributors. We have a letter of intent with Solar Teyin to supply solar products to us. We have not commenced revenue generating activities at this time.

1.	Build our existing website – We believe that using the Internet initially will allow us a base for operating our company. Upon completion of the offering, we expect to begin to develop our website and to have a fully developed website during the fourth quarter of 2008.

2.	Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to consumers. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, alternative energy sites, link sharing programs and search engine placements

3.	Develop and implement a comprehensive consumer information website – In addition to providing consumers with a comprehensive website dedicated to the benefits of solar energy.

4.	Develop plans for a dealer network and local installation opportunities. We intend to secure relationships with local contractors and professionals for the installation of products supplied by Solar Teyin purchase through our website or our sales efforts.

Business of Issuer

We intend to become a distributor and marketer of products for the solar energy industry. We have recently signed a letter of intent with Solar Teyin to distribute their products on a nonexclusive basis in the United States. To further this business arrangement, we intended to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a searching experience in which highlight various solar products such as solar panels, modules, and inverters.

One stop at our site is intended to let consumers research online before making the actual purchase of solar products for their homes or commercial buildings. We are designing our website, and browsing experience to let shoppers research detailed information including information on state and local subsidies. Consumers will be able to write reviews of various solar energy products on our site.

We intend to be an Internet destination and sales outlet in the United States for consumers seeking information regarding solar power for their home and commercial power needs. We intend to utilize the power of the Internet to aggregate in a single location an extensive network of industry participants and a comprehensive database of solar information to create a directory that is local, regional and national in nature.

Based upon our business model, we intend to provide significant benefits to retailers, consumers and other industry participants by enabling them to advertise, interact and learn with what we believe is a significant online consumer audience related to alternative fuels.

We also intend to develop a dealer network for Solar Teyin products as well as business relationships with local installers, roofing companies and general contractors with a desire to enter into the solar energy industry.

Our business model is being built on multiple revenue streams from a variety of sources including direct sales of products, referral fees from local installers, commissions on sales of products from our supplier and advertising from industry participants interested in marketing their services to our consumer audience. We anticipate generating our revenues primarily from sales of products directly to consumers initially.

Our objective is to build and maintain a superior online sales outlet for facilitating the marketing and sale of solar energy products to consumers. After developing a position in the market for our products and services, we intend to develop a dealer network and sales force for the direct sale of solar energy products.

Inefficiencies of Traditional Advertising Methods

There is a highly fragmented system of advertising and promotional methods are typically able to reach only consumers in a limited local or regional geographic area for solar energy products. Traditional mass advertising media, such as newspapers, radio or television, are also inefficient because they reach many consumers who are not consumers of alternative energy or specifically solar energy and they do not provide a means to target advertising to consumers who are likely to purchase based upon their individual preferences and interests. Moreover, the costs associated with traditional mass advertising typically rise every year, generally without attendant increases in the size or precision of the audience delivery.

For the consumer, the process researching solar energy sales outlets is generally viewed as an inefficient process. Consumers historically have not had access in a single, centralized location to the information needed to research and evaluate purchasing decisions for alternative energy.

The Online Solar Energy Opportunity

Because of the size and fragmented nature of the alternative energy industry and its reliance on the exchange of information, the Internet provides an efficient platform for us to aggregate and disseminate information to consumers as well as to expose both consumers and potential dealers to an extensive range of buying opportunities. Compared with traditional media, the Internet provides significant advantages to us in that we have the ability to target local buyers more cost-effectively, differentiate our products and services more effectively and expand the size of our market to reach potential consumers.

We believe that consumers are increasingly using the Internet when making purchase decisions about alternative energy products because of the inadequacy of available information from other sources and the convenience of searching a database of aggregated information from the privacy of their home or office. While the Internet substantially increases the amount of information available for researching and evaluating automotive fuel purchasing decisions and choices, this information is often not aggregated at a central, organized source.

We believe that by providing a marketplace on the Internet where interested consumers of solar energy can meet in a single location will deliver significant value. We I tend to construct powerful Internet marketplace to be an effective environment for reaching an economically and geographically diverse group of targeted consumers who have expressed an interest in alternative energy for their home or commercial business by logging onto our website. Our website is being designed to provide consumers with a “one-stop” destination that incorporates all aspects of content related to solar energy.

Significant Benefits

If we are able to structure our website the way we envision the website in our business plan, then we believe we will provide significant benefits such as:

•	Online Consumer Audience. We believe we can offer service providers a single point to reach consumers nationwide who are interested in purchasing solar products for immediate consumption.

•	Low Cost and Flexible Services. We intended to offer services on a local, regional or national basis.

•
Wide Range of Listing and Advertising Products. We believe we will offer a host of products aimed at environmentally friendly energy sources We will also offer our customers enhanced listings, similar to bold listings in Yellow Pages; banner advertising; and individual web pages.

•
National Advertisers. By utilizing the wide range of targeted marketing offerings of Solar Acquisition Corp, national advertisers may be able to gain exposure to a targeted group of purchase-minded consumers at the moment when these consumers are directly engaged in a search for information regarding solar energy products.

Significant Benefits to Consumers.

We expect that our website will become the leading consumer destination for sales of solar energy products. We will allow consumers to compare economic benefits for installing solar energy products as well as information related to state, local, and Federal government subsidies.

STRATEGY

Our objective is to build and maintain an online retail outlet combined with an educational component for selling solar energy systems to consumers and dealers. We intend to accomplish our objective by pursuing the following strategic initiatives:

•	Enhance and Broaden Services and Content Offerings

We anticipate offering products and services including solar energy components and solar energy systems supplied to us by Solar Teyin. We also plan to enhance and expand the selection criteria of search tools by allowing searches that include information related to local and regional guidelines for solar energy as well as opportunities for rebates and subsidies.. We currently do not have the required software to provide for the type of searches we anticipate; however we anticipate commencing the evaluation process upon completion of the offering.

We intend to further integrate content offerings with our search and purchase functions by deploying new enhanced versions of our website thereby further establishing ourselves as a comprehensive, independent destination for solar energy information and encouraging repeat user visits. Additionally, we intend to broaden the resources available to consumers by developing relationships with other leading solar energy content providers.

•	Increase Brand Awareness and Consumer Traffic

We believe that building consumer and dealer awareness of the products and services that we offer is critical to our effort to build an Internet marketplace destination. We intend to focus our consumer marketing efforts primarily on online advertising with selected high traffic Internet portals and websites. Our strategy is to further increase our brand awareness and website traffic through advertising efforts encompassing online advertising methods and appearing at select trade shows for alternative energy.

•	Leverage Our Business Model

Our business model revolves around facilitating the sale of solar energy products. By combining an expansion of consumer traffic to our website with an expansion of the size and information content, we expect to experience rapid growth in the generation of sales and leads for potential customers of solar energy products. We are developing a scalable business model characterized by multiple revenue streams, a significant portion of which are recurring in nature:

-	sales of solar products direct to consumers from Solar Teyin

-	revenue from facilitating e-commerce transactions for aftermarket products);

-	fees from national advertising programs, promotions and services.

Services to Consumers

We intend to offer consumers a “one-stop” shopping website with all of the information and tools a consumer needs to purchase solar energy products for their homes or commercial buildings.

Product Search, Selection and Listing.

Our proposed website will make the search, selection and education process easy by providing a searchable database of our products, a user-friendly online forms and access to technical support. More specifically, we intend to provide consumers with the following services:

•
Searchable Service Installer Listings. Search our database by city, state, zip code and geographic location and obtain contact information such as e-mail addresses, telephone numbers and of solar installers.

•	"Solar FAQs” Lean about the different types of solar systems for your home or commercial building.

•
Product Information and Consumer Tools. Our website will help consumers select the right system for them based upon their individual preferences, price parameters and financial condition. More specifically, we anticipate providing consumers with the following services:

O	Decision Guide. Complete a simple "Custom Search" question-and-answer form in our interactive decision guide to find out which system best fits the consumer's desires, needs and budget.

O
System Reviews and Comparisons. A compare and shop interface that allows potential customers to compare products, services, and technical information all while having access to reviews by fellow customers, installers, and industry specialists. Review systems from such leading content providers and other consumers.

O	Pricing Guides. A guide to price comparisons between on and off grind sources of energy.

Services to Other Industry Participants

We intend to offer vendors of ecologically friendly products and services the ability to reach purchase-minded, or service minded consumers on our website in order to capture sales opportunities for which we receive commissions and advertising fees. Our focus will be on industry participants selling products dedicated to environmentally responsible energy consumption.

Aftermarket Goods and Services

Advertising. If we are successful with our website, we intend to provide national and regional industry participants, who sell aftermarket goods and services, with an effective, efficient and accessible website on which to promote their products and services. These services could include brackets and mounting systems and cleaning and maintenance products.

Technology

In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software, such as that provided by SAS. The system will be required to maintain operational data records regarding sales of products.

Our operations will be required to provide website services 24 hours a day, seven days a week with occasional short interruptions due to maintenance or system problems, such as power failures or router failures. We will be required to have two website hosting operations for redundancy and load distribution, with two separate locations. Both of these hosting facilities will be required to be state-of-the-art with multiple redundancies for power and network components. Additionally, at each facility, our systems will be required to have redundant units such as multiple Web servers and databases. These systems are expensive and cause us a capital outlay which we currently do not have.

Competition

We compete against a variety of websites offering similar content. Barriers to entry on the Internet are relatively low. We anticipate facing significant competition in the future from new websites that offer the same emphasis on solar energy and services and existing websites that introduce competing services.

Alternative Advertising Media

Our products and services, when available, will compete against a number of websites that offer both solar products and solar information. We will also be competing with traditional media companies such as newspapers (print magazines specializing in environmentally responsible lifestyles which could include ownership and operation of solar energy systems.

Automotive Products and Services

Our proposed e-commerce service offerings will, upon completion, compete against a verity of Internet and offline alternative companies. There are a number of websites that offer similar products and services, some of which have substantial product listings and shopping information. We will also face competition indirectly from traditional offline stores and suppliers that offer solar products and services similar to those proposed to be on our website.

Content Offerings

Our content offerings will compete with both Internet and offline content providers. There are a number of websites that provide content related to environmentally responsible living. In addition, print content providers such as magazines, books and newspapers also provide similar content.

We believe that the principal competitive factors in attracting service stations, automotive vendors and advertisers should include:

-	a large volume of website consumer traffic;

-	an awareness of brand and brand loyalty;

-	the demographics of environmentally responsible consumers; and

-	the cost effectiveness of advertising on a website, including the ability to target advertising to specific audiences.

We believe that the principal competitive factors in attracting consumers to our website are:

-	breadth and depth of products for sale

-	brand awareness and loyalty;

-	ease of use;

-	website functionality, responsiveness and information;

-	a positive browsing experience for the consumer; and

-	quality of content, other service offerings and customer service.

 Intellectual Property & Proprietary Rights

Upon completion of our website, we will regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any technology we consider proprietary, as we are currently in our development stage.

Employees

We are a development stage company and currently have only one part-time employee, Peter Klamka, who is also our sole officer and director. We look to Mr. Klamka for his entrepreneurial skills and talents. It is Mr. Klamka who provided us our business plan. For a discussion of Mr. Klamka’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Klamka will coordinate all of our business operations. Mr. Klamka has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Klamka is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our S-1 registration statement, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected incolumn (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

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

Results of Operations

For the fiscal year ended December 31, 2007 vs. December 31, 2008

There were no revenues for the fiscal year ended December 31, 2007 or December 31, 2008. Expenses for the year ended December 31, 2007 were $1,000, compared to $992,574 for the year ended December 31, 2008.

The company did not pay nor recognize any interest expense for the years ended December 31, 2007 and December 31, 2008.

Liquidity and Capital Resources

The Company has no cash. The Company did not have any reportable cash for the years ended December 31, 2007 and December 31, 2008. The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to Mr. Klamka or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

In the past, Mr. Klamka has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Klamka has lent the Company $3,350. Mr. Klamka intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering. The Note that Mr. Klamka currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity.  As of December 31, 2008, we have issued 10,000,000 shares of our common stock to various shareholders and our manager, Peter Klamka, in exchange for cash of and services valued at $1,000,000.  Specifically, Mr. Klamka received 1,000,000 shares in exchange for services relating to our organization, development or our business plan, and negotiation of our Letter of Intent with Solar Teyin.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS.

 SOLAR ACQUISITION CORP.
 Financial Statements
For the Year Ended December 31, 2008

Contents	Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet as of December 31, 2008 and 2007	F-2

Statements of Operations for the year ended December 31, 2008 and 2007 And from inception(June 3, 2006) to December 31, 2008	F-3

Statement of Stockholders' Deficit from inception(June 3, 2006) to December 31, 2008	F-5

Statements of Cash Flows for the year ended December 31, 2008 and 2007 And from inception(June 3, 2006) to December 31, 2008	F-4

Notes to Financial Statements	F-6

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
February 20, 2009

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31, 2008	December 31, 2007

ASSETS

CURRENT
Cash	$26	$100

TOTAL ASSETS	$26	$100

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable	$6,000	$6,500
Note payable	5,850	2,850

TOTAL LIABILITIES	11,850	9,350

STOCKHOLDERS’ EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 10,000,000 (December 31, 2007 -100,000)	10,000	100

Preference shares, authorized, 1,000,000
- issued and outstanding - nil (December 31, 2007 - nil)	-	-

Additional paid in capital	980,100	-

Deficit accumulated during development stage	(1,001,924)	(9,350)

Total Stockholders’ Equity(Deficit)	(11,824)	(9,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26	$100

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007	June 3, 2006 (Inception) To Dec 31, 2008

REVENUE	$-	$-	$-

OPERATING EXPENSES

Professional fees	2,500	1,000	11,500
Consulting fees	990,000	-	990,000
General and administrative	74	-	424

Total Operating Expenses	992,574	1,000	1,001,924

NET INCOME(LOSS)	$(992,574)	$(1,000)	$(1,001,924)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,875,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$-

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

	December 31,
	2008	2007
Deferred tax assets	$337,475	$3,179
Net operating loss carryforwards
Less: valuation allowances	(337,475)	(3,179)
Net Deferred Tax Asset	$--	$--

During the year ended December 31, 2008 and December 31, 2007,  respectively, the reserve for the deferred current tax asset increased by approximately $337,475 and $3,179, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES.

Item 8A. Controls and Procedures. Page 10

Evaluation of controls and Procedures

3.	We note your disclosure that your"...Chief Excutuve officer and chief Financial Officer concluded that [y] our disclosure controls and procedures were adequate to ensure that information required to be disclosed ..and reported within the time periods specified in SEC rules and forms. Please amend your Form 10-K to also state, if true, that your officers also concluded that your disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to your management, including your chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.Please see Exchange Act Rule 13a-15(e).Alternatively, you may simply omit a definition of disclosure controls and procedures are effective. Also ,please amend your Form 10-K to state, if true, that your disclosures controls and procedures were effective as the end of the period coverd by this report, rather than adequate

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit to the Securities and Exchange Commission (the "SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our officer also concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decision regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation

2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Date March 31, 2009.	By:	/s/ Peter Klamka
Peter Klamka
Chairman, President,Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)