Form 10-K/A
SOLAR ACQUISITION CORP.
filed 2009-04-22
CIK 1375495

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES.

Item 8A.Controls and Procedures. Page 10

Evaluation of controls and Procedures

3.	We note your disclosure that your"...Chief Excutuve officer and chief Financial Officer concluded that [y]our disclosure controls and procedures were adequate to ensure that information required to be disclosed ..and reported within the time periods specified in SEC rules and forms. Please amend your Form 10-K to also state, if true, that your officers also concluded that your disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to your management, including your chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.Please see Exchange Act Rule 13a-15(e).Alternatively, you may simply omit a definition of disclosure controls and procedures are effective. Also ,please amend your Form 10-K to state, if true, that your disclosures controls andprocedures were effective as the end of the period coverd by this report, rather than adequate

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

SOLAR ACQUISITION CORP.

Dated: April 21, 2009	By:	/s/ Peter Klamka
Peter Klamka
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 21, 2009	By:	/s/ Peter Klamka
Peter Klamka
Chairman, President,Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)