Form 10-K/A
SOLAR ACQUISITION CORP.
filed 2009-04-22
CIK 1375495

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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