Form 10-Q
period 2009-03-31
SOLAR ACQUISITION CORP.
filed 2009-06-01
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52225
(Commission file number)

SOLAR ACQUISITION CORP.
 (Exact name of small business issuer as specified in its charter)

Florida	20-5080271
(State or other jurisdictionof incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2009 10,000,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Solar Acquisition Corp.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$1,526	$26

TOTAL ASSETS	$1,526	$26

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$6,000	$6,000
Note payable	7,350	5,850

TOTAL LIABILITIES	13,350	11,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 10,000,000(December 31, 2008 - 10,000,000)	10,000	10,000

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2008 - nil)	-	-

Additional paid in capital	980,100	980,100

Deficit accumulated during development stage	(1,001,924)	(1,001,924)

Total Stockholder Equity(Deficit)	(11,824)	(11,824)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$1,526	$26

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			June 3, 2006
	THREE MONTHS ENDED		(Inception)
	MARCH 31,		To March 31,
	2009	2008	2009

REVENUE	$-	$-	$-

OPERATING EXPENSES

Professional fees	-	-	11,500
Consulting fees	-	-	990,000
General and administrative	-	-	424

Total Operating Expenses	-	-	1,001,924

NET INCOME(LOSS)	$-	$-	$(1,001,924)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,000,000	10,000,000

BASIC AND DILUTED LOSS PER SHARE	$-	$-

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			June 3, 2006
	THREE MONTHS ENDED		(Inception)
	MARCH 31,		To March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$-	-	$(1,001,924)
Issuance of stock for services	-	-	990,000
Changes in assets and liabilities
Increase in accounts payable	-	-	6,000

Cash Used In Operating Activites		-	(5,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	100
Note payable	1,500	-	7,350

Cash Provided By Financing Activities	1,500	-	7,450

NET CHANGE IN CASH	1,500	-	1,526

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26	100	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,526	$100	$1,526

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

NOTE 2 -NOTE PAYABLE:

Notes payable from a related party is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 3 -CAPITAL STOCK:

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

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS:

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

NOTE 5 –INCOME TAXES

The components of income tax (benefit) expense for the three months ended March 31, 2009 and March 31, 2008 respectively, are as follows:

	2008	2007
Federal:
Current	$--	$--
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	--	--

	$--	$--

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

The Company’s income tax expense (benefit) for the three months ended March 31, 2009 and 2008 respectively, differed from the statutory federal rate of 34 percent as follows:

	2009	2008
Statutory rate applied to loss before income taxes	$(337,475)	$(3,179)

Increase(decrease) in income taxes resulting from:
State, income taxes	--	--
Other, including reserve for deferred tax asset	337,475	3,179
Income Tax Expense
	$--	$--

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2009 and 2008, respectively:

	March 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$337,475	$3,179
Less: valuation allowances	(337,475)	(3,179)
Net Deferred Tax Asset	$--	$--

During the three months ended March 31, 2009 and 2008,  respectively, the reserve for the deferred current tax asset increased by approximately $337,475 and $3,179, respectively.

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

Results of Operations

Three  months ended March 31, 2009  vs. March  31, 2008

There was no revenue for the Three months ended March 31, 2009 and no revenue for the Three months ended March 31, 2008 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Three months ended March 31, 2009 were $0. As compared to $0 for the same period in 2008. Of the total Selling, general and administrative expenses $990,000 represents consulting fees paid through the issuance of 9,900,000 shares of restricted common shares at a value of $0.10 per share.

There has been no interest expense or financing costs for the Three months ended March 31, 2009 and the Three months ended March  31, 2008 and no costs since inception June 3, 2006.

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

SOLAR ACQUISITION CORP.

May 7, 2009	By:	/s/ Peter Klamka
Peter Klamka, Chief Executive and Principal Accounting Officer