Form 10-K/A
period 2008-12-31
SOLAR ACQUISITION CORP.
filed 2009-10-26
CIK 1375495

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES  ☑  NO ☐

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

Solar Acquisition Corp. (�we�, �us�, �our�, the �Company� or the �Registrant�) was incorporated in the State of Nevada on June 3, 2006. Since inception through June 2008, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  In June 2008, we entered into a letter of intent with Solar Teyin/ Hyundai Heavy Industries Iberica (Solar Teyin) to market solar products. We have not concluded a formal contract as of this time.  We intend to offer solar products sourced through Solar Teyin to customers in the United States upon consummation of a final contract. There can be no assurance we will conclude such a contract.

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

We are a development stage company organized in June 2006 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor�s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor�s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

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

We have not established a website and commenced the selling of solar products. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor�s report reflects that the ability of Solar Acquisition to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We are significantly dependent on our sole officer and director, who has limited experience. The loss or unavailability to Solar Acquisition of Mr. Klamka�s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Peter C. Klamka, our sole officer and director. It would be difficult to replace Mr. Klamka at such an early stage of development of Solar Acquisition. The loss by or unavailability to Solar Acquisition of Mr. Klamka�s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Klamka could result in the loss of one�s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Klamka, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Klamka we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

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

Mr. Klamka is involved with other businesses including other public companies and there can be no assurance that he will continue to provide services to us. Mr. Klamka�s limited time devotion of less than 20 hours per month to Solar Acquisition could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Klamka is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Klamka�s ability to work on behalf of our company. Mr. Klamka may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Klamka will devote only a portion, less than 20 hours per month, of his time to our activities. As our sole officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board.

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

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser�s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of the date of this report, we have approximately 11 shareholders of record of the Company�s common stock.

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

Recent Sales of Unregistered Securities

The company issued 9,900,000 shares of restricted stock for services rendered or to be rendered in connection with the development of the Company�s business plan

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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
 Financial Statements
For the Year Ended December 31, 2008

GRUBER & COMPANY, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Solar Acquisition, Corp.
A Development Stage Company

We have audited the accompanying balance sheet of  Solar Acquisition, Corp,(a development stage company), as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from June 3, 2006 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company�s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company�s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders� deficiency and a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
February 20, 2009

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT
Cash	$26	$100

TOTAL ASSETS	$26	$100

LIABILITIES AND STOCKHOLDERS� EQUITY

CURRENT
Accounts payable	$6,000	$6,500
Note payable	5,850	2,850

TOTAL LIABILITIES	11,850	9,350

STOCKHOLDERS� EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 10,000,000 (December 31, 2007 -100,000)	10,000	100

Preference shares, authorized, 1,000,000
- issued and outstanding - nil (December 31, 2007 - nil)	-	-

Additional paid in capital	980,100	-

Deficit accumulated during development stage	(1,001,924)	(9,350)

Total Stockholders� Equity(Deficit)	(11,824)	(9,250)

TOTAL LIABILITIES AND STOCKHOLDERS� EQUITY	$26	$100

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

SOLAR ACQUISITION CORP. (the �Company�) was incorporated in the State of Florida on June 3, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company�s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The Company has had no significant operations, assets or liabilities since inception and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.  Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status.  This means, in our auditor�s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company�s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way�as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

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

NOTE 5 � INCOME TAXES

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

The Company�s income tax expense (benefit) for the year ended December 31, 2008 and December 31, 2007 respectively, differed from the statutory federal rate of 34 percent as follows:

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

(1) Incorporated by reference from the Company�s Form 10SB filed September 2006.

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