Form 10-K/A
period 2008-12-31
SOLAR ACQUISITION CORP.
filed 2009-10-26
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

1.	Build our existing website � We believe that using the Internet initially will allow us a base for operating our company. Upon completion of the offering, we expect to begin to develop our website and to have a fully developed website during the fourth quarter of 2008.

2.	Develop and implement a marketing plan � Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to consumers. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, alternative energy sites, link sharing programs and search engine placements

3.	Develop and implement a comprehensive consumer information website � In addition to providing consumers with a comprehensive website dedicated to the benefits of solar energy.

4.	Develop plans for a dealer network and local installation opportunities. We intend to secure relationships with local contractors and professionals for the installation of products supplied by Solar Teyin purchase through our website or our sales efforts.

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

We believe that by providing a marketplace on the Internet where interested consumers of solar energy can meet in a single location will deliver significant value. We I tend to construct powerful Internet marketplace to be an effective environment for reaching an economically and geographically diverse group of targeted consumers who have expressed an interest in alternative energy for their home or commercial business by logging onto our website. Our website is being designed to provide consumers with a �one-stop� destination that incorporates all aspects of content related to solar energy.

Significant Benefits

If we are able to structure our website the way we envision the website in our business plan, then we believe we will provide significant benefits such as:

�	Online Consumer Audience. We believe we can offer service providers a single point to reach consumers nationwide who are interested in purchasing solar products for immediate consumption.

�	Low Cost and Flexible Services. We intended to offer services on a local, regional or national basis.

�
Wide Range of Listing and Advertising Products. We believe we will offer a host of products aimed at environmentally friendly energy sources We will also offer our customers enhanced listings, similar to bold listings in Yellow Pages; banner advertising; and individual web pages.

�
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

�	Enhance and Broaden Services and Content Offerings

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

�	Increase Brand Awareness and Consumer Traffic

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

�	Leverage Our Business Model

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

Services to Consumers

We intend to offer consumers a �one-stop� shopping website with all of the information and tools a consumer needs to purchase solar energy products for their homes or commercial buildings.

Product Search, Selection and Listing.

Our proposed website will make the search, selection and education process easy by providing a searchable database of our products, a user-friendly online forms and access to technical support. More specifically, we intend to provide consumers with the following services:

�
Searchable Service Installer Listings. Search our database by city, state, zip code and geographic location and obtain contact information such as e-mail addresses, telephone numbers and of solar installers.

�	"Solar FAQs� Lean about the different types of solar systems for your home or commercial building.

�
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

Employees

We are a development stage company and currently have only one part-time employee, Peter Klamka, who is also our sole officer and director. We look to Mr. Klamka for his entrepreneurial skills and talents. It is Mr. Klamka who provided us our business plan. For a discussion of Mr. Klamka�s experience, please see �Director, Executive Officers, Promoters and Control Persons.� Initially Mr. Klamka will coordinate all of our business operations. Mr. Klamka has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

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