Form 10-K/A
period 2008-12-31
SOLAR ACQUISITION CORP.
filed 2009-10-26
CIK 1375495

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

Management's Report on Internal Control over Financial Reporting

Our company�s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company.  Our company�s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company�s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company�s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management�s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting �Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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