Form 10-K/A
period 2008-12-31
SOLAR ACQUISITION CORP.
filed 2009-10-26
CIK 1375495

10-K/A

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

1.	Build our existing website ? We believe that using the Internet initially will allow us a base for operating our company. Upon completion of the offering, we expect to begin to develop our website and to have a fully developed website during the fourth quarter of 2008.

2.	Develop and implement a marketing plan ? Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to consumers. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, alternative energy sites, link sharing programs and search engine placements

3.	Develop and implement a comprehensive consumer information website ? In addition to providing consumers with a comprehensive website dedicated to the benefits of solar energy.

4.	Develop plans for a dealer network and local installation opportunities. We intend to secure relationships with local contractors and professionals for the installation of products supplied by Solar Teyin purchase through our website or our sales efforts.

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

We believe that by providing a marketplace on the Internet where interested consumers of solar energy can meet in a single location will deliver significant value. We I tend to construct powerful Internet marketplace to be an effective environment for reaching an economically and geographically diverse group of targeted consumers who have expressed an interest in alternative energy for their home or commercial business by logging onto our website. Our website is being designed to provide consumers with a ?one-stop? destination that incorporates all aspects of content related to solar energy.

Significant Benefits

If we are able to structure our website the way we envision the website in our business plan, then we believe we will provide significant benefits such as:

?	Online Consumer Audience. We believe we can offer service providers a single point to reach consumers nationwide who are interested in purchasing solar products for immediate consumption.

?	Low Cost and Flexible Services. We intended to offer services on a local, regional or national basis.

?
Wide Range of Listing and Advertising Products. We believe we will offer a host of products aimed at environmentally friendly energy sources We will also offer our customers enhanced listings, similar to bold listings in Yellow Pages; banner advertising; and individual web pages.

?
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

?	Enhance and Broaden Services and Content Offerings

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

?	Increase Brand Awareness and Consumer Traffic

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

?	Leverage Our Business Model

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

Services to Consumers

We intend to offer consumers a ?one-stop? shopping website with all of the information and tools a consumer needs to purchase solar energy products for their homes or commercial buildings.

Product Search, Selection and Listing.

Our proposed website will make the search, selection and education process easy by providing a searchable database of our products, a user-friendly online forms and access to technical support. More specifically, we intend to provide consumers with the following services:

?
Searchable Service Installer Listings. Search our database by city, state, zip code and geographic location and obtain contact information such as e-mail addresses, telephone numbers and of solar installers.

?	"Solar FAQs? Lean about the different types of solar systems for your home or commercial building.

?
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

Employees

We are a development stage company and currently have only one part-time employee, Peter Klamka, who is also our sole officer and director. We look to Mr. Klamka for his entrepreneurial skills and talents. It is Mr. Klamka who provided us our business plan. For a discussion of Mr. Klamka?s experience, please see ?Director, Executive Officers, Promoters and Control Persons.? Initially Mr. Klamka will coordinate all of our business operations. Mr. Klamka has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

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

We are a development stage company organized in June 2006 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment. Our auditor?s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor?s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

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

We have not established a website and commenced the selling of solar products. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor?s report reflects that the ability of Solar Acquisition to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We are significantly dependent on our sole officer and director, who has limited experience. The loss or unavailability to Solar Acquisition of Mr. Klamka?s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements, which could result in a loss of your investment.

Our business plan is significantly dependent upon the abilities and continued participation of Peter C. Klamka, our sole officer and director. It would be difficult to replace Mr. Klamka at such an early stage of development of Solar Acquisition. The loss by or unavailability to Solar Acquisition of Mr. Klamka?s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Klamka could result in the loss of one?s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Klamka, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Klamka we would be required to cease pursuing our business opportunity, which would result in a loss of your investment.

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

Mr. Klamka is involved with other businesses including other public companies and there can be no assurance that he will continue to provide services to us. Mr. Klamka?s limited time devotion of less than 20 hours per month to Solar Acquisition could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Klamka is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Klamka?s ability to work on behalf of our company. Mr. Klamka may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Klamka will devote only a portion, less than 20 hours per month, of his time to our activities. As our sole officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board.

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

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser?s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of the date of this report, we have approximately 11 shareholders of record of the Company?s common stock.

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

Recent Sales of Unregistered Securities

The company issued 9,900,000 shares of restricted stock for services rendered or to be rendered in connection with the development of the Company?s business plan

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

GRUBER & COMPANY, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Solar Acquisition, Corp.
A Development Stage Company

We have audited the accompanying balance sheet of  Solar Acquisition, Corp,(a development stage company), as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from June 3, 2006 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company?s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders? deficiency and a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
February 20, 2009

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	December 31, 2008	December 31, 2007

ASSETS

CURRENT
Cash	$26	$100

TOTAL ASSETS	$26	$100

LIABILITIES AND STOCKHOLDERS? EQUITY

CURRENT
Accounts payable	$6,000	$6,500
Note payable	5,850	2,850

TOTAL LIABILITIES	11,850	9,350

STOCKHOLDERS? EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 10,000,000 (December 31, 2007 -100,000)	10,000	100

Preference shares, authorized, 1,000,000
- issued and outstanding - nil (December 31, 2007 - nil)	-	-

Additional paid in capital	980,100	-

Deficit accumulated during development stage	(1,001,924)	(9,350)

Total Stockholders? Equity(Deficit)	(11,824)	(9,250)

TOTAL LIABILITIES AND STOCKHOLDERS? EQUITY	$26	$100

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

SOLAR ACQUISITION CORP. (the ?Company?) was incorporated in the State of Florida on June 3, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company?s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The Company has had no significant operations, assets or liabilities since inception and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.  Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status.  This means, in our auditor?s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company?s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

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

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way?as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

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

NOTE 5 ? INCOME TAXES

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

The Company?s income tax expense (benefit) for the year ended December 31, 2008 and December 31, 2007 respectively, differed from the statutory federal rate of 34 percent as follows:

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

Management's Report on Internal Control over Financial Reporting

Our company?s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company.  Our company?s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company?s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company?s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management?s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting ?Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(1) Incorporated by reference from the Company?s Form 10SB filed September 2006.

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