Form 10-Q/A
period 2009-03-31
SOLAR ACQUISITION CORP.
filed 2009-10-26
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Solar Acquisition Corp.
Index

		Page Number
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Balance Sheet as of March 31, 2009 (unaudited)	3
	Statement of Operations for the Three months ended March 31, 2009 and 2008 and from inception (June3, 2006) to March 31, 2009(unaudited)	4
	Statement of Stockholders’ Deficit from inception (June 3, 2006) to March 31, 2009(unaudited)
	Statements of Cash Flows for the Three months ended March 31, 2009 and 2008 and from Inception(June 3, 2006) to March 31, 2009(unaudited)	5
	Notes to Interim Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits
		13
SIGNATURES

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