Form 10-Q
period 2009-11-04
SOLAR ACQUISITION CORP.
filed 2009-11-04
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52225
(Commission file number)

SOLAR ACQUISITION CORP.
 (Exact name of small business issuer as specified in its charter)

Florida	20-5080271
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 215 Dino Drive, Ann Arbor, MI 48103
 (Address of principal executive offices)

734-320-7628
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2009 11,500,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes☐  No☒

Solar Acquisition Corp.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$332,663	$26
Due from related party	1,000	-

TOTAL ASSETS	$333,663	$26

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$6,000	$6,000
Note payable	7,850	5,850

TOTAL LIABILITIES	13,850	11,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 11,117,333(December 31, 2008 - 10,000,000)	11,117	10,000

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2008 - nil)	-	-

Additional paid in capital	1,314,183	980,100

Deficit accumulated during development stage	(1,005,487)	(1,001,924)

Total Stockholder Equity(Deficit)	319,813	(11,824)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$333,663	$26

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008	June 3, 2006 (Inception) To June 30, 2009

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	1,500	-	1,500	-	13,000
Consulting fees	-	990,000	-	990,000	990,000
General and administrative	2,063	-	2,063	-	2,487

Total Operating Expenses	3,563	990,000	3,563	990,000	1,005,487

NET INCOME(LOSS)	$(3,563)	$(990,000)	$(3,563)	$(990,000)	$(1,005,487)

WEIGHTED AVERAGE NUMBER OF SHARES	10,000,000	10,000,000	10,000,000	10,000,000

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.10)	$(0.00)	$(0.10)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2009	2008	June 3, 2006 (Inception) To June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(3,563)	$(990,000)	$(1,005,487)
Changes in assets and liabilities
Stock issued for services	-	990,000	990,000
Increase(decrease) in accounts payable	-	(500)	6,000

Cash Used In Operating Activites	(3,563)	(500)	(9,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	335,200	-	335,300
Advances to related party	(1,000)	-	(1,000)
Increase in note payable	2,000	500	7,850

Cash Provided By Financing Activities	336,200	500	342,150

NET CHANGE IN CASH	332,637	-	332,663

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26	100	-

CASH AND CASH EQUIVALENTS - June 30	$332,663	$100	$332,663

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The Company has evaluated subsequent events through the time the June 30, 2009 Form 10Q was filed with the Securities and Exchange Commission on August 21, 2009, which is the date the financial statements were issued.  No events have occurred subsequent to June 30, 2009 that require disclosure or recognition in these financial statements..

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

The carrying value of cash and cash equivalents, advances to a related party and accrued expenses approximates fair value due to the short period of time to maturity. The note payable approximates fair value based on market rates available to the Company for financing with similar terms.

NOTE 2 - ADVANCES TO A RELATED PARTY

Advances to a related party are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 3 -                      NOTE PAYABLE:

Notes payable from a related party is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 4 - CAPITAL STOCK:

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

During the quarter ended June 30, 2009, the Company raised a total of $335,200 through the sale of 1,117,333 of common shares at a price of $0.30 per share.

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

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2009 and June 30, 2008 respectively, are as follows:

	2009	2008
Federal:
Current	$--	$--
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	--	--
	$--	$--

The Company has a net operating loss carryforward to offset future taxable income of $1,005,487.  Subject to current regulations, this carryforward will begin to expire in 2022.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for the six months ended June 30, 2009 and 2008 respectively, differed from the statutory federal rate of 34 percent as follows:

	2009	2008
Statutory rate applied to loss
before income taxes	$(341,866)	$(339,775)

Increase(decrease) in income taxes resulting from:
State, income taxes	--	--
Other, including reserve for deferred tax asset	341,866	339,775
Income Tax Expense	$--	$--

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2009 and 2008, respectively:

	June 30,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$341,866	$339,775
Less: valuation allowances	(341,866)	(339,775)
Net Deferred Tax Asset	$--	$--

During the six months ended June 30, 2009 and 2008,  respectively, the reserve for the deferred current tax asset increased by approximately $4,391 and $336,596, respectively.

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

Results of Operations

Six months ended June 30, 2009  vs. June  30, 2008

There was no revenue for the Three months ended June 30, 2009 and no revenue for the Six months ended June 30, 2008 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Six months ended June 30, 2009 were $3,563. As compared to $990,000 for the same period in 2008. Of the total Selling, general and administrative expenses $990,000 represents consulting fees paid through the issuance of 9,900,000 shares of restricted common shares at a value of $0.10 per share.

There has been no interest expense or financing costs for the Six months ended June 31, 2009 and the Six months ended June 30, 2008 and no costs since inception June 3, 2006.

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

As of June 30, 2009 we had issued 1,117,333 Shares under our S-1 offering

Item 3.              Defaults Upon Senior Securities

None

Item 4.              Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.              Other Information

Effective September 10, 2009, Solar Acquisition Corp., a Florida, Corporation, (the "Company") changed its principal business address to 215 Dino Dr., Ann Arbor, MI. 48103  The Company's new telephone number is (734)-320-7628

On May 15, 2008 the Company amended its articles of incorporation to increase its authorized share capital to 100,000,000 common shares and to add 1,000,000 preference shares with voting rights equal to 100 common shares per 1 share of preferred stock.

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

SOLAR ACQUISITION CORP.

Date November 3, 2009	By:	/s/ Peter Klamka
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 3, 2009	By:	/s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SOLAR ACQUISITION CORP., (the “Company”) on Form 10-QSB for the quarter ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 3, 2009	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer