Form 10-Q
period 2009-09-30
SOLAR ACQUISITION CORP.
filed 2009-11-23
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 3, 2009 11,500,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Solar Acquisition Corp.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$229,005	$26
Due from related parties	1,110	-

TOTAL ASSETS	$230,115	$26

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$-	$6,000
Note payable	7,850	5,850

TOTAL LIABILITIES	7,850	11,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 11,533,333(December 31, 2008 - 10,000,000)	11,533	10,000

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2008 - nil)	-	-

Additional paid in capital	1,431,067	980,100

Deficit accumulated during development stage	(1,220,335)	(1,001,924)

Total Stockholder Equity(Deficit)	222,265	(11,824)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$230,115	$26

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS(Unaudited)

					June 3, 2006
	THREE MONTHS ENDED		NINE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		SEPTEMBER 30,		To Sept 30,
	2009	2008	2009	2008	2009
REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	500	2,500	2,000	2,500	13,500
Consulting fees	154,000	-	154,000	990,000	1,144,000
General and administrative	60,348	74	62,411	74	62,835

Total Operating Expenses	214,848	2,574	218,411	992,574	1,220,335

NET INCOME(LOSS)	$(214,848)	$(2,574)	$(218,411)	$(992,574)	$(1,220,335)

WEIGHTED AVERAGE NUMBER OF SHARES	10,441,777	10,000,000	10,441,777	10,000,000

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.02)	$(0.10)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS(Unaudited)

			June 3, 2006
	NINE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		To Sept 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(218,411)	$(992,574)	$(1,220,335)
Changes in assets and liabilities
Stock issued for services	-	990,000	990,000
Increase(decrease) in accounts payable	(6,000)	(500)	-

Cash Used In Operating Activities	(224,411)	(3,074)	(230,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	452,500	-	452,600
Advances to related party	(1,110)	-	(1,110)
Increase in note payable	2,000	3,000	7,850

Cash Provided By Financing Activities	453,390	3,000	459,340

NET CHANGE IN CASH	228,979	(74)	229,005

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26	100	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$229,005	$26	$229,005

SUPPLEMENTARY INFORMATION
Interest paid	$108	$-	$108
Income taxes paid	$-	$-	$-

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

During the quarter ended September 30, 2009. the Company raised a total $117,300 through the sale of 416,000 common shares at a price of $0.30 per share.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance modified earlier guidance to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements under GAAP for accounting for contingencies. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. This guidance, which was effective for the Company when issued, has no impact on the Company’s current financial statements, but will apply to any future acquisitions.

In April 2009, the FASB issued guidance concerning interim disclosures about fair value of financial instruments requiring publicly traded companies to provide disclosure about the fair value of financial instruments whenever interim summarized financial information is reported. Previously, disclosures about the fair value of financial instruments were only required on an annual basis. Disclosure shall include the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. This guidance was effective for interim and annual periods ending after June 15, 2009, and, as such, the Company began including this disclosure with its second quarter 2009 financial statements.

In May 2009, the FASB issued guidance regarding the disclosure of subsequent events. This guidance made no changes to current accounting but added required disclosures regarding the date through which the Company has evaluated subsequent events and whether that evaluation date is the date of financial statement issuance or the date the financial statements were available to be issued. This guidance was effective for interim and annual periods ending after June 15, 2009.

 In June 2009, the FASB issued guidance changing the approach used to determine the primary beneficiary of a variable interest entity. The guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, amends previous guidance for determining whether an entity is a variable interest entity, and adds as a reconsideration event any change in facts and circumstances where the holders of the equity investment at risk, as a group, lose the power to direct the activities of the entity that most significantly impact the entity’s economic performance. In addition, the revised guidance requires enhanced disclosures regarding an enterprise’s involvement in a variable interest entity. The new guidance is effective for the Company beginning January 1, 2010 and is not expected to have a material impact on the Company’s financial statements.

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the nine months ended September 30, 2009 and September 30, 2008 respectively, are as follows:

	2009	2008
Federal:
Current	$--	$--
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	--	--

	$--	$--

The Company has a net operating loss carryforward to offset future taxable income of $1,220,335.  Subject to current regulations, this carryforward will begin to expire in 2022.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for the nine months ended September 30, 2009 and 2008 respectively, differed from the statutory federal rate of 34 percent as follows:

	2009	2008

Statutory rate applied to loss before income taxes	$(414,914)	$(340,654)

Increase(decrease) in income taxes resulting from:

State, income taxes	--	--
Other, including reserve for deferred tax asset	414,914	340,654

Income Tax Expense	$--	$--

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2009 and 2008, respectively:

	September 30,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$1,220,335	$1,001,924
Less: valuation allowances	(1,220,335)	(1,001,924)

Net Deferred Tax Asset	$--	$--

During the nine months ended September 30, 2009 and 2008,  respectively, the reserve for the deferred current tax asset increased by approximately $74,260 and $337,475, respectively.

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

Results of Operations

Nine months ended September 30, 2009  vs. September  30, 2008

There was no revenue for the Three months ended September 30, 2009 and no revenue for the Nine months ended September 30, 2008 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Nine months ended September 30, 2009 were $218,411. As compared to $990,000 for the same period in 2008. Of the total Selling, general and administrative expenses $990,000 represents consulting fees paid through the issuance of 9,900,000 shares of restricted common shares at a value of $0.10 per share.

There has been no interest expense or financing costs for the Nine months ended September 30, 2009 and the Nine months ended September 30, 2008 and no costs since inception June 3, 2006.

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

As of September 30, 2009 we had issued 1,150,000 Shares under our S-1 offering

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

SOLAR ACQUISITION CORP.

November 3, 2009	By:	/s/Peter Klamka
Peter Klamka,
Chief Executive and
Principal Accounting Officer