Form 10-K
period 2009-12-31
SOLAR ACQUISITION CORP.
filed 2010-05-12
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from_________ to____________

Commission file number: 000-5225

SOLAR ACQUISITION CORP.
(Name of small business issuer in its charter)

Florida	20-5080271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Dino Drive Ann Arbor MI 48103
 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734) 320-7628

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of February 18, 2009.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:11,541,000 as of May 10, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OUR BUSINESS

(a)	Business Development

Solar Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on June 3, 2006. Since inception through June 2008, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  In June 2008, we entered into a letter of intent with Solay Teyin/ Hyundai Heavy Industries Iberica (Solar Teyin) to market solar products.We have not concluded a formal contract as of this time.  We intend to offer solar products sourced through Solar Teyin to customers in the United States upon consummation of a final contract. There can be no assurance we will conclude such a contract.

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

RISKS THAT MAY AFFECT FUTURE RESULTS

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

The public offering price of the Shares will be substantially higher than the net tangible book value of the Common Stock. Investors participating in this offering will incur immediate and substantial dilution in the per share net tangible book value of their investment from the initial public offering price of approximately $0.30. See “Dilution”

Because of market pressures from competitors with more resources, we  may fail to implement our business model profitably.

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

Due to our start-up nature, we will have to incur the costs of advertising which is intended to generate revenue from sales and advertising, in addition to hiring new employees and commencing additional marketing activities. To fully implement our business plan we will require substantial additional funding. This offering, if successful, will only enable us to commence a modest website. Proceeds will also assist us in further developing our initial business operations, including the enhancement of our website; however will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

Following this offering we will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders will lose part or all of their investment.

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

EMPLOYEES

As of December 31, 2009, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

ITEM 2.   DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of approximately 300 square feet of space, 215 Dino Drive Ann Arbor, MI 48103

ITEM 3.   LEGAL PROCEEDINGS.

The company is not  party to any legal proceedings .

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
(a) 1,500,000 shares  of the Company’s common stock have previously been registered with the Securities and Exchange Commission (the Commission@ or any state securities agency or authority.  The Company shares  are quoted on the OTC Bulletin Board.

The Company is not aware of any existing trading market for its common stock.  The Companys common stock has never traded in a public market.  There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company=s securities.

If and when the Company’s common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act@), commonly referred to as the A penny stock@ rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

(b) Holders. As of December 31, 2009, there was 31 record holder of 11,541,000 shares of the Company's Common Stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

SALES OF UNREGISTERED SECURITIES

In 2008 the company issued 9,900,000 shares of restricted stock for services rendered or to be rendered in connection with the development of the company’s business plan.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2009 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Results of Operations

For the Years Ended December 31, 2009 and December 31, 2008

There was no revenue for the year ended December 31, 2009or December 31, 2008 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2009 was $87,411and $0 for the year ended December 31, 2008.

Professional fees for the year ended December 31, 2009 were $3,750 for accounting fees and $2,500for the year ended December 31, 2008 for accounting related fees.

Consulting fees of $263,220 for the year ended December 31, 2009 were paid to various officers, directors and other individuals.  .

Interest expense and financing costs for the years ended December 31, 2009 and December 31, 2008 was $0

LIQUIDITY AND CAPITAL RESOURCES

In 2009, we raised $450,000 from the sale of our common stock .

We have incurred net losses since our inception of $1,356,305. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

We registerd for sale 1,500,000 shares of our common stock on a best efforts basis to provide us with up to $450,000 of additional capital.

ITEM 7.   FINANCIAL STATEMENTS.

 SOLAR ACQUISITION CORP.
 Financial Statements
For the Year Ended December 31, 2008

Contents	Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet as of December 31, 2009 and 2008	F-2

Statements of Operations for the year ended December 31, 2009 and 2008 And from inception(June 3, 2006) to December 31, 2009	F-3

Statement of Stockholders' Deficit from inception(June 3, 2006) to December 31, 2009	F-5

Statements of Cash Flows for the year ended December 31, 2009 and 2008 And from inception(June 3, 2006) to December 31, 2009	F-4

Notes to Financial Statements	F-6

11

GRUBER & COMPANY, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Solar Acquisition, Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of  Solar Acquisition, Corp,(a development stage company), as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from June 3, 2006 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Acquisition corp., (a development stage company), as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period June 3, 2006 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a no significant operations and a deficit accumulated during the development stage, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
May 10, 2010

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT
Cash	$90,935	$26

OTHER ASSETS
Other assets	3,210	-

TOTAL ASSETS	$94,145	$26

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable	$-	$6,000
Note payable	7,850	5,850

TOTAL LIABILITIES	7,850	11,850

STOCKHOLDERS’ EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 11,533,333(December 31, 2008 - 10,000,000)	11,533	10,000

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2008 - nil)	-	-

Additional paid in capital	1,431,067	980,100

Deficit accumulated during development stage	(1,356,305)	(1,001,924)

Total Stockholders’ Equity(Deficit)	86,295	(11,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,145	$26

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS  OF OPERATIONS

			June 3, 2006
	YEAR ENDED		(Inception)
	DECEMBER 31,		To Dec 31,
	2009	2008	2009

REVENUE	$-	$-	$-

OPERATING EXPENSES

Professional fees	3,750	2,500	15,250
Consulting fees	263,220	990,000	1,253,220
General and administrative	87,411	74	87,835

Total Operating Expenses	354,381	992,574	1,356,305

NET INCOME(LOSS)	$(354,381)	$(992,574)	$(1,356,305)

WEIGHTED AVERAGE NUMBER OF SHARES	10,662,666	5,875,000

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.17)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS  OF CASH FLOWS

			June 3, 2006
	YEAR ENDED		(Inception)
	DECEMBER 31,		To Dec 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(354,381)	$(992,574)	$(1,356,305)
Changes in assets and liabilities
Stock issued for services	-	990,000	990,000
Increase(decrease) in accounts payable	(6,000)	(500)	-

Cash Used In Operating Activities	(360,381)	(3,074)	(366,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	452,500	-	452,600
Advances to related party	(3,210)	-	(3,210)
Increase in note payable	2,000	3,000	7,850

Cash Provided By Financing Activities	451,290	3,000	457,240

NET CHANGE IN CASH	90,909	(74)	90,935

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26	100	-

CASH AND CASH EQUIVALENTS - June 30	$90,935	$26	$90,935

SUPPLEMENTARY INFORMATION
Interest paid	$108	$-	$108
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO DECEMBER 31, 2009

			ADDITIONAL	ACCUM-
	COMMON STOCK		PAID IN	ULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance - June 3, 2006	-	$-	$-	$-	$-

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000

Net income(loss) - December 31, 2008	-	-	-	(992,574)	(992,574)

Balance - December 31, 2008	10,000,000	10,000	980,100	(1,001,924)	(11,824)

Issuance of stock for cash	1,533,333	1,533	450,967	-	452,500

Net income(loss) - December 31, 2009	-	-	-	(354,381)	(354,381)

Balance - December 31, 2009	11,533,333	$11,533	$1,431,067	$(1,356,305)	$86,295

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2009, FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (now codified within ASC 320, “Investments—Debt and Equity Securities”). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's results of operations or financial position.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and subsequently codified within FASB ASC Topic 820). The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (now codified within ASC 825, “Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS 165, “Subsequent Events”, and subsequently codified into FASB ASC Topic 855). Topic 855 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of Topic 855 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

 Effective July 1, 2009, the FASB issued  the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification), “Generally Accepted Accounting Principles - Overall” (ASC Topic 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (subsequently codified into FASB ASC Topic 105) which established the FASB ASC as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. The Codification supersedes all existing non-SEC accounting and reporting standards and subsequent to adoption, the FASB will issue new standards in the form of ASUs, and no longer as SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Codification is effective for reporting periods ending on or after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial position or results of operations at the date of adoption.

 In August 2009, FASB issued Accounting Standards Updates (“ASU”) 2009-5, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value”. ASU 2009-5 provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's results of operations or financial position.

 In August 2009, FASB issued ASU 2009-4, “Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99”). ASU 2009-4 represents a SEC update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's results of operations or financial position.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (amendments to ASC Topic 470, “Debt”)”, and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company is currently evaluating the potential impact of ASU 2009-15 on its financial statements.

In December 2009, FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the FASB ASC for the issuance of SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of SFAS 140”. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company expects the adoption of ASU 2009-16 will have a material impact on the Company’s results of operations or financial position.

In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. ASU 2009-17 amends the FASB ASC for the issuance of SFAS 167, “Amendments to FASB Interpretation No. 46(R”). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company expects the adoption of ASU 2009-17 will not have a material impact on the Company’s results of operations or financial position.

 In January 2010, FASB issued ASU 2010-2, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company expects the adoption of ASU 2010-2 will not have a material impact on the Company's results of operations or financial position.

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the year ended December 31, 2009 and December 31, 2008 respectively, are as follows:

	2009	2008
Federal:
Current	$--	$--
Deferred	--	--
	--	--
State:
Current	$--	$--
Deferred	--	--
	--	--
	$--	$--

The Company has a net operating loss carryforward to offset future taxable income of $1,356,305.  Subject to current regulations, this carryforward will begin to expire in 2022.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for the nine months ended December 31, 2009 and 2008 respectively, differed from the statutory federal rate of 34 percent as follows:

	2009	2008
Statutory rate applied to loss before income taxes	$(461,144)	$(340,654)

Increase(decrease) in income taxes resulting from:

State, income taxes	--	--
Other, including reserve for deferred tax asset	461,144	340,654

Income Tax Expense	$--	$--

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31
, 2009 and 2008, respectively:

	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$1,356,305	$1,001,924
Less: valuation allowances	(1,356,305)	(1,001,924)

Net Deferred Tax Asset	$--	$--

During the year ended December 31, 2009 and 2008,  respectively, the reserve for the deferred current tax asset increased by approximately $120,490 and $337,475, respectively.

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

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

Name	Age	Position

Peter Klamka	41	Chairman of the Board, CEO, President Treasurer and Secretary.

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer.

The business experience, principal occupations and employment, as well as the periods of service, of our sole director and executive officer during the last five years are set forth below.

Peter Klamka has been our Chairman of the Board and Chief Executive Officer since our inception. Mr. Klamka has been active in developing, funding, and operating various start up companies over the past twenty years.  He is the former Chairman and CEO of GiraSolar Inc., a solar energy company based in Europe that trades on the Pink Sheets. Mr. Klamka is also the CEO of Cephas Holdings Inc., a reporting company, that develops and markets mobile phone applications.  He is also a principal officer in several other ventures.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of the date of this report, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership
Barton PK, LLC (2) Richard Mays Condor Financial Management, S.A. (3) Ecorum Limited (4) liveIR (5) Susan Radke Algol (6) Ajoy Garapati Joe Eberhard HW Funds Group, LLC (7) Dynamic Development (8)	1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 1,000,000 500,000 500,000	8.6% 8.6% 8.6% 8.6% 8.6% 8.6% 8.6% 8.6% 8.6% 4.3% 4.3%
All Directors, Officers and Principal Stockholders as a Group	10000000	86.6%

1.)	The address of each shareholder is care of Solar Acquisition Corp at 215 Dino Drive, Ann Arbor, MI 48103 unless otherwise stated.
2.)	Peter Klamka, sole director and officer of Solar Acquisition Corp., is a beneficial owner in Barton PK, LLC.
3.)	Joe Eberhard is the Director and the address is P.O. Box 9112 CH-8036 Zurich Switzerland
4.)	Joe Eberhard is the Director and the address is P.O. Box 9112 CH-8036 Zurich Switzerland
5.)	Brandon Wynn is the President and the address is 1919 Van Buren St. #611A, Hollywood, FL 33020
6.)	Carol Wynn Eldred is the President and the address is 2212 South Cypress Bend Drive #201, Pompano Beach, FL 33069
7.)	Joe Logan is the Managing Director and the address is 708 Third Avenue, 11th Floor, New York, NY 10017
8.)	Avi Shapiro is the President and the address is YUNITSMAN 2/523, TEL AVIV YAFO 69360, ISRAEL

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
31.1         Certification
32.1         Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2008, our principal accountants have billed approximately $4,500 (2008- $2,500) for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-Q filings.

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

SOLAR ACQUISITION CORP.

Dated: May 11, 2010	By:	/s/Peter Klamka
Name: Peter Klamka
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
Chairman, President, Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)
/s/ Peter Klamka
Peter Klamka		May 11, 2010