Form 10-Q
period 2010-03-31
SOLAR ACQUISITION CORP.
filed 2010-05-14
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2009 11,541,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes☐   No ☒

Solar Acquisition Corp.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

CURRENT
Cash	$13,668	$90,935

OTHER ASSETS
Other assets	3,210	3,210

TOTAL ASSETS	$16,878	$94,145

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$-	$-
Note payable	7,850	7,850

TOTAL LIABILITIES	7,850	7,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 11,533,333(December 31, 2009 - 11,533,333)	11,533	11,533

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2009 - nil)	-	-

Additional paid in capital	1,431,067	1,431,067

Deficit accumulated during development stage	(1,433,572)	(1,356,305)

Total Stockholder Equity(Deficit)	9,028	86,295

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$16,878	$94,145

Accompanying notes are integral part of the financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,		June 3, 2006 (Inception) To March 31,
	2010	2009	2010

REVENUE	$-	$-	$-

OPERATING EXPENSES

Professional fees	-	-	15,250
Consulting fees	59,577	-	1,312,797
General and administrative	17,690	-	105,525

Total Operating Expenses	77,267	-	1,433,572

NET INCOME(LOSS)	$(77,267)	$-	$(1,433,572)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,000,000	10,000,000

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$-

Accompanying notes are integral part of the financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,		June 3, 2006 (Inception) To March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(77,267)	$-	$(1,433,572)
Issuance of stock for services	-	-	990,000
Changes in assets and liabilities
Increase in accounts payable	-	-	-

Cash Used In Operating Activites	(77,267)	-	(443,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	452,600
Advances to related parties	-	-	(3,210)
Note payable	-	1,500	7,850

Cash Provided By Financing Activities	-	1,500	457,240

NET CHANGE IN CASH	(77,267)	1,500	13,668

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	90,935	26	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,668	$1,526	$13,668

Accompanying notes are integral part of the financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO MARCH 31, 2010

			ADDITIONAL	ACCUM-
	COMMON STOCK		PAID IN	ULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance - June 3, 2006	-	$-	$-	$-	$-

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000

Net income(loss) - December 31, 2008	-	-	-	(992,574)	(992,574)

Balance - December 31, 2008	10,000,000	10,000	980,100	(1,001,924)	(11,824)

Issuance of stock for cash	1,533,333	1,533	450,967		452,500

Net income(loss) - December 31, 2009	-	-	-	(354,381)	(354,381)

Balance - December 31, 2009	11,533,333	11,533	1,431,067	(1,356,305)	86,295

Net income(loss) - March 31, 2010	-	-	-	(77,267)	(77,267)

Balance - March 31, 2010	11,533,333	$11,533	$1,431,067	$(1,433,572)	$9,028

Accompanying notes are integral part of the financial statements.

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

In the first quarter of 2010, we entered into letters of intent to acquire three entities: Clean Power, LLC, Solar Teyin, and Hyundai Heavy Industries Iberica. Additioanally, we entered into a letter of intent with PowerSave Corp (OTCBB: PWSV) to develop joint sales efforts. Due diliegence and financing efforts to complete the three acquisitions are ongoing.

The year end of the Company is December 31.

(b)	Basis of Presentation

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year end of December 31. These interim financial statements include all of the necessary adjustments to make them not misleading.

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

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2009 included in our Form 10-K filed on May 12, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basi
The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (amendments to ASC Topic 470, “Debt”)”, and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In December 2009, FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the FASB ASC for the issuance of SFAS 166, “Accounting for Transfers of Financial Assets—an amendment of SFAS 140”. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In December 2009, FASB issued ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”. ASU 2009-17 amends the FASB ASC for the issuance of SFAS 167, “Amendments to FASB Interpretation No. 46(R”). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The adoption of ASU 2009-17did not have a material impact on the Company’s results of operations or financial position.

 In January 2010, FASB issued ASU 2010-2, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on the Company's results of operations or financial position.

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations or financial position.

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

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the three months ended March 31, 2010 and March 31, 2009 respectively, are as follows:

	2010	2009
Federal:
Current	$-	$-
Deferred
	-	-

State:	-	-
Current
Deferred	$-	$-

The Company has a net operating loss carryforward to offset future taxable income of $1,433,572.  Subject to current regulations, this carryforward will begin to expire in 2022.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for the three months ended March 31, 2010 and 2009 respectively, differed from the statutory federal rate of 34 percent as follows:

	2010	2009

Statutory rate applied to loss before income taxes	$(487,414)	$(461,144)

Increase(decrease) in income taxes resulting from:

State, income taxes Other, including reserve for deferred tax asset	487,414	461,144

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2010 and 2009, respectively:

	March 31, 2010	December 31, 2009

Deferred tax assets	$1,433,572	$1,356,305
Net operating loss carryforwards	(1,433,272)	(1,356,305)
Less: valuation allowances
Net Deferred Tax Asset	$--	$--

Results of Operations

Three  months ended March 31, 2010  vs. March  31, 2009

There was no revenue for the Three months ended March 31, 2010 and no revenue for the Three months ended March 31, 2009 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Three months ended March 31, 2010 were $17,690. As compared to $0 for the same period in 2009.

There has been no interest expense or financing costs for the Three months ended March 31, 2010 and the Three months ended March  31, 2009 and no costs since inception June 3, 2006.

Liquidity and Capital Resources

The Company has little cash. The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to Mr. Klamka or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

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

None

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

SOLAR ACQUISITION CORP.

Date: May 14,2010	By:	/s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer