Form 10-Q
period 2010-06-30
SOLAR ACQUISITION CORP.
filed 2010-08-23
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to     _____

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2010 11,541,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Solar Acquisition Corp.

PART I.    FINANCIAL INFORMATION
SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$1	$90,935
Due from related party	3,210	3,210

TOTAL ASSETS	$3,211	$94,145

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$-	$-
Note payable	7,850	7,850

TOTAL LIABILITIES	7,850	7,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 11,533,333(December 31, 2009 - 11,533,333)	11,533	11,533

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2009 - nil)	-	-

Additional paid in capital	1,431,067	1,431,067

Deficit accumulated during development stage	(1,447,239)	(1,356,305)

Total Stockholder Equity(Deficit)	(4,639)	86,295

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$3,211	$94,145

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

					June 3, 2006
	THREE MONTHS ENDED		SIX MONTHS ENDED		(Inception)
	JUNE 30,		JUNE 30,		To June 30,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	2,500	1,500	2,500	1,500	17,750
Consulting fees	7,952	-	67,530	-	1,320,749
General and administrative	3,215	2,063	20,904	2,063	108,740

Total Operating Expenses	13,667	3,563	90,934	3,563	1,447,239

NET INCOME(LOSS)	$(13,667)	$(3,563)	$(90,934)	$(3,563)	$(1,447,239)

WEIGHTED AVERAGE NUMBER OF SHARES	11,533,333	10,000,000	11,533,333	10,000,000

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO JUNE 30, 2009

			ADDITIONAL	ACCUM-
	COMMON STOCK		PAID IN	ULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - June 3, 2006	-	$-	$-	$-	$-

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000

Net income(loss) - December 31, 2008	-	-	-	(992,574)	(992,574)

Balance - December 31, 2008	10,000,000	10,000	980,100	(1,001,924)	(11,824)

Issuance of stock for cash	1,533,333	1,533	450,967	-	452,500

Net income(loss) - December 31, 2009	-	-	-	(354,381)	(354,381)

Balance - December 31, 2009	11,533,333	11,533	1,431,067	(1,356,305)	86,295

Net income(loss) - June 30, 2010	-	-	-	(90,934)	(90,934)

Balance - June 30, 2010	11,533,333	$11,533	$1,431,067	$(1,447,239)	$(4,639)

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			June 3, 2006
	SIX MONTHS ENDED		(Inception)
	JUNE 30,		To June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(90,934)	$(3,563)	$(1,447,239)
Changes in assets and liabilities
Stock issued for services	-	-	990,000
Increase(decrease) in accounts payable	-	-	-

Cash Used In Operating Activites	(90,934)	(3,563)	(457,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	335,200	452,600
Advances to related party	-	(1,000)	(3,210)
Increase in note payable	-	2,000	7,850

Cash Provided By Financing Activities	-	336,200	457,240

NET CHANGE IN CASH	(90,934)	332,637	1

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	90,935	26	-

CASH AND CASH EQUIVALENTS - June 30	$1	$332,663	$1

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2010 and June 30, 2009 respectively, are as follows:

	2010	2009
Federal :
Current	$--	$--
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	$--	$--

The Company has a net operating loss carry forward to offset future taxable income of $1,447,239.  Subject to current regulations, this carry forward will begin to expire in 2022.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the six months ended June 30,, 2010 and 2009 respectively, differed from the statutory federal rate of 34 percent as follows:

	2010	2009
Statutory rate applied to loss before income taxes	$(492,061)	$(341,866)

Increase(decrease) in income taxes resulting from:

State, income taxes	--	--
Other, including reserve for deferred tax asset	492,061	341,866

Income Tax Expense	$--	$--

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2010 and 2009, respectively:

	June 30,
	2010	2009
Deferred tax assets
Net operating loss carry forwards	$1,447,239	$1,005,487
Less: valuation allowances	(1,447,239)	(1,005,487)

Net Deferred Tax Asset	$--	$--

Results of Operations

Three  months ended June 30, 2010  vs. June 30, 2009

There was no revenue for the Three months ended June 30, 2010 and no revenue for the Three months ended June 30, 2009 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Three months ended June 30, 2010 were $3,125. As compared to $2,063for the same period in 2009.

There has been no interest expense or financing costs for the Three months ended June 30, 2010 and the Three months ended June 30, 2009 and no costs since inception June 3, 2006.

Six  months ended June 30, 2010  vs. June 30, 2009

There was no revenue for the Six months ended June 30, 2010 and no revenue for the Six months ended June 30, 2009 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Six months ended June 30, 2010 were $20,904. As compared to $32,063 for the same period in 2009.

There has been no interest expense or financing costs for the Six months ended June 30, 2010 and the Six months ended June 30, 2009 and no costs since inception June 3, 2006.

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

SOLAR ACQUISITION CORP.

Dated: August 23,2010	By:	/s/ Peter Klamka
Peter Klamka, Chief Executive and Principal Accounting Officer