Form 10-K/A
period 2009-12-31
SOLAR ACQUISITION CORP.
filed 2010-09-20
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to_____

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

COMMON STOCK, $0.001 PAR VALUE
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

State issuer's revenues for its most recent fiscal year: $ 0

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

We were incorporated in June 2006 as a Florida corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $9,350 for the year ended December 31, 2008 and $1,001,924 for the year ended December 31, 2009, (iii) we have incurred losses of $1,0000 for the year ending December 31, 2008, and (iv) incurred losses of $992,574 for the year ended December 31, 2009 due to issuance in stock for services rendered and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated.

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

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the year ended December 31, 2009 and December 31, 2008 respectively, are as follows:

	2009		2008

Federal:
	$		$
Current		-		-
Deferred		-		-

State:
Current		-		-
Deferred		-		-
		-		-
		$-		$-

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

The Company’s income tax expense (benefit) for the nine months ended December 31, 2009 and 2008 respectively, differed from the statutory federal rate of 34 percent as follows:

	2009	2008

Statutory rate applied to loss
before income taxes	$(461,144)	$(340,654)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	461,144	340,654

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$1,356,305	$1,001,924
Less: valuation allowances	(1,356,305)	(1,001,924)

Net Deferred Tax Asset	$-	$-

During the year ended December 31, 2009 and 2008,  respectively, the reserve for the deferred current tax asset increased by approximately $120,490 and $337,475, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.   CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

ITEM 8A(T).   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2009), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ecause of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

We believe that our failure to include this report on internal controls has not negatively impacted the effectiveness of of our disclosure controls and procedures as of December 31, 2009.

We acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

Name	Age	Position
Peter Klamka	41	Chairman of the Board, CEO, PresidentTreasurer and Secretary.

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

SOLAR ACQUISITION CORP.

Date: September 20, 2010	By:	/s/ Peter Klamka
Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 20, 2010	By:	/s/ Peter Klamka
Peter Klamka
Chairman, President, Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)