Form 10-K/A
period 2009-12-31
SOLAR ACQUISITION CORP.
filed 2010-10-13
CIK 1375495

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we are not required to provide the information required by this item.

ITEM 7 . MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 8 . FINANCIAL STATEMENTS.

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

ITEM 9 . CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

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

We acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

However, managements failure to provide its internal controls report in a timely manner rendered the filing as materially deficient. A materially deficient report precludes a company from using Registration Statements S-3, S-8 and causes the loss of availability of 144.

PART III

ITEM 10 . DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

ITEM 1 1 . EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 1 2 . SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None

EQUITY COMPENSATION PLANS

None

ITEM 1 3 . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 1 4 . EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1	Articles of incorporation dated June 3, 2006(1)
3.2	By-Laws(1)
31.1	Certification
32.1	Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 1 5 . PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

SOLAR ACQUISITION CORP.

Date: October 12 , 2010	By:	/s/ Peter Klamka
Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 12 , 2010	By:	/s/ Peter Klamka
Peter Klamka
Chairman, President, Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)