Form 10-Q
period 2010-09-30
SOLAR ACQUISITION CORP.
filed 2010-11-19
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 14, 2010 11,541,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

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

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		SEPTEMBER 30,		To September
	2010	2009	2010	2009	30, 2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	-	500	2,500	2,000	17,750
Consulting fees	-	154,000	67,530	154,000	1,320,749
General and administrative	-	60,348	20,904	62,411	108,740

Total Operating Expenses	-	214,848	90,934	218,411	1,447,239

NET INCOME(LOSS)	$-	$(214,848)	$(90,934)	$(218,411)	$(1,447,239)

WEIGHTED AVERAGE NUMBER OF	11,533,333	10,441,777	11,533,333	10,441,777
SHARES OUTSTANDING

BASIC AND DILUTED LOSS PER SHARE	$-	$(0.02)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	NINE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		To September
	2010	2009	30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(90,934)	$(218,411)	$(1,447,239)
Changes in assets and liabilities
Stock issued for services	-	-	990,000
Increase(decrease) in accounts payable	-	(6,000)	-

Cash Used In Operating Activities	(90,934)	(224,411)	(457,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	452,500	452,600
Advances to related party	-	(1,110)	(3,210)
Increase in note payable	-	2,000	7,850

Cash Provided By Financing Activities	-	453,390	457,240

NET CHANGE IN CASH	(90,934)	228,979	1

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	90,935	26	-

CASH AND CASH EQUIVALENTS - September 30,	$1	$229,005	$1

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO SEPTEMBER 30, 2010

			ADDITIONAL	ACCUM-
	COMMON STOCK		PAID IN	ULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - June 3, 2006	-	$-	$-	$-	$-

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000

Net income(loss) - December 31, 2008	-	-	-	(992,574)	(992,574)

Balance - December 31, 2008	10,000,000	10,000	980,100	(1,001,924)	(11,824)

Issuance of stock for cash	1,533,333	1,533	450,967	-	452,500

Net income(loss) - December 31, 2009	-	-	-	(354,381)	(354,381)

Balance - December 31, 2009	11,533,333	11,533	1,431,067	(1,356,305)	86,295

Net income(loss) - September 30, 2010	-	-	-	(90,934)	(90,934)

Balance - September 30, 2010	11,533,333	$11,533	$1,431,067	$(1,447,239)	$(4,639)

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

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the nine months ended September 30, 2010 and September 30, 2009 respectively, are as follows:

	2010	2009
Federal:
Current	$--	$--
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	--	--

	$--	$--

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

The Company’s income tax expense (benefit) for the nine months ended September 30, 2010 and 2009 respectively, differed from the statutory federal rate of 34 percent as follows:

	2010	2009

Statutory rate applied to loss before income taxes	$(492,061)	$(414,914)

Increase(decrease) in income taxes resulting from:

State, income taxes	--	--
Other, including reserve for deferred tax asset	492,061	414,914
Income Tax Expense	$--	$--

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2010 and 2009, respectively:

	September 30,
	2010	2009
Deferred tax assets
Net operating loss carry forwards	$1,447,239	$1,220,335
Less: valuation allowances	(1,447,239)	(1,220,335)
Net Deferred Tax Asset	$--	$--

Results of Operations

Three  months ended September 30, 2010  vs. September 30, 2009

There was no revenue for the Three months ended September 30, 2010 and no revenue for the Three months ended September 30, 2009 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Three months ended September 30, 2010 were $0. As compared to $500 for the same period in 2009.

There has been no interest expense or financing costs for the Three months ended September 30, 2010 and the Three months ended September 30, 2009 and no costs since inception June 3, 2006.

nine  months ended September 30, 2010  vs. September 30, 2009

There was no revenue for the nine months ended September 30, 2010 and no revenue for the nine months ended September 30, 2009 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $67,530. As compared to $154,000 for the same period in 2009.

There has been no interest expense or financing costs for the nine months ended September 30, 2010 and the nine months ended September 30, 2009 and no costs since inception June 3, 2006.

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

SOLAR ACQUISITION CORP.

Date: November 19, 2010	By:	/s/ Peter Klamka
Peter Klamka, Chief Executive and
Principal Accounting Officer