Form 10-K/A
period 2009-12-31
SOLAR ACQUISITION CORP.
filed 2011-01-18
CIK 1375495

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

ITEM 8. FINANCIAL STATEMENTS.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A. CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

ITEM 9(A) - T DISCLOSURE CONTROLS AND PROCEDURES

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

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective. We previously failed to include management’s report on internal controls.

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

Because we acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

ITEM 11. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None

EQUITY COMPENSATION PLANS

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1	Articles of incorporation dated June 3, 2006(1)
3.2	By-Laws(1)
31.1	Certification
32.1	Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

SOLAR ACQUISITION CORP.

Date: January 17, 2011	By:	/s/ Peter Klamka
Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 17, 2011	By:	/s/ Peter Klamka
Peter Klamka
Chairman, President, Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)