Form 10-Q/A
period 2010-09-30
SOLAR ACQUISITION CORP.
filed 2011-03-01
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / Amendment No. 1
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

Solar Acquisition Corp.
Index

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as of September 30, 2010 (unaudited)	3

	Statement of Operations for the nine months ended September 30, 2010 and 2009 and from inception (June3, 2006) to September 30, 2010 (unaudited)	4

	Statement of Stockholders’ Deficit from inception (June 3, 2006) to September 30, 2010(unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and from Inception(June 3, 2006) to September 30, 2010 (unaudited)	5

	Notes to Interim Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures	13

PART II. OTHER INFORMATION		13

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

 EXPLANATORY NOTE:

This report is being amended to revise the certification on Exhibit 31.1

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

NOTE 5 – INCOME TAXES

The components of income tax (benefit) expense for the nine months ended September 30, 2010 and September 30, 2009 respectively, are as follows:

	2010	2009
Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	$-	$-

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

The Company’s income tax expense (benefit) for the nine months ended September 30, 2010 and 2009 respectively, differed from the statutory federal rate of 34 percent as follows:

	2010	2009

Statutory rate applied to loss before income taxes	$(492,061)	$(414,914)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	492,061	414,914

Income Tax Expense	$-	$-

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

	September 30,
	2010	2009

Deferred tax assets
Net operating loss carry forwards	$1,447,239	$1,220,335
Less: valuation allowances	(1,447,239)	(1,220,335)

Net Deferred Tax Asset	$-	$-

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ACQUISITION CORP.

Dated: February 28, 2010	By:	/s/ Peter Klamka
Peter Klamka, Chief Executive and
Principal Accounting Officer