Form 10-K
period 2010-12-31
SOLAR ACQUISITION CORP.
filed 2011-04-15
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $67,720,000 as of April 1, 2011.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:13,544,000 as of April 6, 2011.

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

Solar Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on June 3, 2006. Since inception through June 2008, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  In June 2008, we entered into a letter of intent with Solay Teyin/ Hyundai Heavy Industries Iberica (Solar Teyin) to market Solar products.We have not concluded a formal contract as of this time.  We expanded our focus is focused on commercializing Solar energy technology. The scope of our expected business has expanded  in 2010 beyond Solar to include wind, fuel cells, and geothermal in addition to research and development into innovative Solar energy solutions.

(b)	Business of Issuer

We plan to become a developer of renewable energy technologies for the commercial industrial and utility markets.  Our target customers will be both distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly energy cost due to the volatility associated with these energy supplies. We believe we can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We have not generated significant revenue since inception. Our primary focus is on building our business model in the areas of renewable energy.

We believe that the long term prospects for renewable energies are very good in light of reductions in the costs compared to traditional fossil fuels, favorable business climate toward green energy, volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and government incentives for renewable energy.

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

We do not have sufficient capital to fund our operations.

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

We were incorporated in June 2006 as a Florida corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $1,356,305 for the year ended December 31, 2009 and 1,447,239 year ended December 31, 2010 due to issuance in stock for services rendered and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated.

We do not have not commercially available products.

We have not commenced the selling of any renewable energy products. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees. Additionally, our auditor’s report reflects that the ability of Renewable Acquisition to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, our business will fail.

Our management and board of directors has limited industry experience.

Our management has limited experience in framing a renewable energy company. The lack of experience in building a business in renewable energy could reduce or eliminate  your return on investment.

We have no full time employees. We intend to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since we are  not sufficiently capitalized, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon our management to make the appropriate management decisions.

Our management is involved with other businesses including other public companies and there can be no assurance that we will have will continue to provide services to us. This involvement could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

We have limited industry contacts.

 We do not have a contract with any suppliers for renewable energy products that can be sold commercially at the present time.  There is no guarantee we will develop sufficient supplier relationships to create a business. If we are unable to do so, our business will fail.

Because of market pressures from competitors with more resources, we  may fail to implement our business model profitably.

The business of renewable energy in general is highly fragmented and extremely competitive. The market for customers is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by us, our competitors, and their advisors.

We are dependent on market acceptance of renewable energy.

Our ability to generate revenue and be successful in implementation of our business plan is dependent on the market for renewable energy growing. o

A drop in the retail price of conventional energy or non-renewable renewable energy sources may negatively impact our business.

The demand for renewable energy systems depends in part on the price of conventional energy, which affects return on investment resulting from the purchase of renewable energy. . Fluctuations in economic and market conditions that impact the prices of conventional and non-renewable renewable energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for renewable energy systems to decline, which would have a negative impact on our business. Changes in utility electric rates could also have a negative effect on our business.

The reduction, elimination or expiration of government subsidies and economic incentives for  renewable energy could reduce the demand for our products.

Government subsidies are an important factor in the economic determination to purchase a renewable energy system. Certain states, including California and Colorado, localities and utilities offer incentives to offset a portion of the cost of qualified renewable energy systems. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and renewable energy credits, or RECs. The reduction or elimination of such incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the cost of our systems to our customers, resulting in a significant reduction in demand for our products and services.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the installation of renewable energy systems, which may significantly reduce demand for our renewable energy systems.

The installation of renewable energy systems is subject to oversight and regulation under local ordinances; building, zoning and fire codes; environmental protection regulation; utility interconnection requirements for metering; and other rules and regulations. We attempt to keep up-to-date about these requirements on a national, state and local level and must design and install our renewable energy systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our renewable energy systems. In addition, new government regulations or utility policies pertaining to the installation of renewable energy systems are unpredictable and may result in significant additional expenses or delays, which could cause a significant reduction in demand for renewable energy systems.

Existing regulations and policies pertaining to electricity pricing and technical interconnection of customer-owned electricity generation and changes to these regulations and policies may deter the purchase and use of renewable energy systems and negatively impact development of the renewable energy industry.

The market for renewable energy systems is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. For example, currently, metering caps exist in certain jurisdictions, which limit the aggregate amount of power that may be sold by renewable power generators into the electric grid. These regulations and policies have been modified in the past and may be modified in the future in ways that could deter purchases of renewable energy systems and investment in the research and development of renewable energy technology. For example, without a mandated regulatory exception for renewable energy systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. Such fees could increase the cost to our customers of using renewable energy systems and make them less desirable, thereby harming our business, operating results and financial condition. Changes in net metering policies could also deter the purchase and use of renewable energy systems. In addition, electricity generated by renewable energy systems competes primarily with expensive peak hour electricity rates rather than with the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require renewable energy systems to achieve lower prices in order to compete with the price of electricity.

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

EMPLOYEES

As of December 31, 2010, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

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

 (b) Holders. As of December 31, 2010, there was 31 record holder of 11,544,000 shares of the Company's Common Stock.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2010 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We plan to become a developer of renewable energy technologies for the commercial industrial and utility markets.  Our target customers will be both distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly energy cost due to the volatility associated with these energy supplies. We believe we can become a leading energy solutions supplier to industrial, commercial and public sector clients.

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

Results of Operations

For the Years Ended December 31, 2010 and December 31, 2009

LIQUIDITY AND CAPITAL RESOURCES

In 2009, we raised $450,000 from the sale of our common stock .

We have incurred net losses since our inception of 1,447,239. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

We registerd for sale 1,500,000 shares of our common stock on a best efforts basis to provide us with up to $450,000 of additional capital.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 1, 2010, Solar Acquisition Corp (1) Gruber & Company, LLC resigned as the Company’s independent accountant due to reaching the five year limit imposed by the Public Company Accounting Oversight Board. (2) The Company retained Peter Messineo, CPA (“PM”) as its new independent accountants.

Gruber & Company, LLC’s  report on the financial statements of Solar Acquisition Corp   for the years ended December  31, 2008 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that their reports for each of the years ended December 31, 2009and 2008 included an explanatory paragraph stating that the company was a development-stage company and had not yet begun operations nor raised any monies to fund such operations. These factors raised substantial doubt as to the company's ability to continue as a going concern.

The resignation of Gruber & Company, LLC and the decision to retain PM was unanimously approved by Solar Acquisition’s board of directors.

From the date of the last audited financial statements through the date of resignation Solar Acquisition Corp had no disagreements, whether or not resolved, with Gruber & Company, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Gruber & Company’s satisfaction, would have caused Gruber & Company, LLC to make reference to the subject matter of the disagreement in connection with its report. There were no events otherwise reportable under Item 304(a)(1)(iv) of Regulation S-B.

During the two most recent fiscal years of Solar Acquisition Corp, Solar Acquisition Corp did not consult PM regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Solar Acquisition Corp’s financial statements.

Solar Acquisition Corp provided Gruber & Company, LLC with a copy of this report. Attached as Exhibit 16.1 is a copy of a letter from Gruber & Company, LLC agreeing with the statements made in this report.

Here are the changes to the audit fee section:

ITEM 8A.  CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 8A(T).  Controls and Procedures.

Disclosure Controls and Procedures

Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

We believe that our failure to include this report on internal controls has not negatively impacted the effectiveness of of our disclosure controls and procedures as of December 31, 2010.

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

Peter Klamka has been our Chairman of the Board and Chief Executive Officer since our inception. Mr. Klamka has been active in developing, funding, and operating various start up companies over the past twenty years.  He is the former Chairman and CEO of GiraSolar Inc., a Solar energy company based in Europe that trades on the Pink Sheets. Mr. Klamka is also the CEO of Cephas Holdings Inc., a reporting company, that develops and markets mobile phone applications.  He is also a principal officer in several other ventures including WTTJ Corp.

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

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership
Barton PK, LLC (2)	1,000,000	8.6%
Richard Mays	1,000,000	8.6%
Condor Financial Management, S.A. (3)	1,000,000	8.6%
Ecorum Limited (4)	1,000,000	8.6%
liveIR (5)	1,000,000	8.6%
Susan Radke	1,000,000	8.6%
Algol (6)	1,000,000	8.6%
Ajoy Garapati	1,000,000	8.6%
Joe Eberhard	1,000,000	8.6%
HW Funds Group, LLC (7)	500,000	4.3%
Dynamic Development (8)	500,000	4.3%
All Directors, Officers and Principal Stockholders as a Group	1,0000000	86.6%

1.)	The address of each shareholder is care of Solar Acquisition Corp at 215 Dino Drive, Ann Arbor, MI 48103 unless otherwise stated.
2.)	Peter Klamka, sole director and officer of Solar Acquisition Corp., is a beneficial owner in Barton PK, LLC.
3.)	Joe Eberhard is the Director and the address is P.O. Box 9112 CH-8036 Zurich Switzerland
4.)	Joe Eberhard is the Director and the address is P.O. Box 9112 CH-8036 Zurich Switzerland
5.)	Brandon Wynn is the President and the address is 1919 Van Buren St. #611A, Hollywood, FL 33020
6.)	Carol Wynn Eldred is the President and the address is 2212 South Cypress Bend Drive #201, Pompano Beach, FL 33069
7.)	Joe Logan is the Managing Director and the address is 708 Third Avenue, 11th Floor, New York, NY 10017
8.)	Avi Shapiro is the President and the address is YUNITSMAN 2/523, TEL AVIV YAFO 69360, ISRAEL

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

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2009, Gruber & Company LLC, our prior accountants billed approximately $4,500 for the audit of our annual financial statements and Form 10-K and review of financial statements included in our Form 10-Q filings for the periods March 31, 2009, June 30, 2009 and September 30, 2009.  Reviews for the 2010 quarterly financial statements on Form 10Q were performed by our prior audit firm, Gruber and Company, which we were bulled approximately $2,250. We have been billed $2,400 for our audit of the annual filing on Form 10-K, for the year ended December 31, 2010 by our current audit firm, Peter Messineo, CPA.

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

Solar ACQUISITION CORP.

Dated: April 15, 2011	By:	s/s Peter Klamka
Peter Klamka
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Klamka	Chairman, President, Secretary and Chief Executive Officer (Principal Executive and Accounting Officer)	April 15, 2011
Peter Klamka

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Solar Acquisition Corp.

I have audited the balance sheets of Solar Acquisition Corp. as of December 31, 2010 and 2009 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and for the period June 3, 2006 (date of inception) through December 31, 2010.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Solar Acquisition Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period June 3, 2006 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
April 14, 2011

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT
Cash	$1	$90,935
Due from related party	3,210	3,210

TOTAL ASSETS	$3,211	$94,145

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$-	$-
Note payable	7,850	7,850

TOTAL LIABILITIES	7,850	7,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 11,533,333(December 31, 2009 - 11,533,333)	11,533	11,533

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2009 - nil)	-	-

Additional paid in capital	1,431,067	1,431,067

Deficit accumulated during development stage	(1,447,239)	(1,356,305)

Total Stockholder Equity(Deficit)	(4,639)	86,295

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$3,211	$94,145

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			June 3, 2006
	YEAR ENDED		(Inception)
	DECEMBER 31,		To December 31,
	2010	2009	2010

REVENUE	$-	$-	$-

OPERATING EXPENSES

Professional fees	2,500	3,750	17,750
Consulting fees	67,530	263,220	1,320,749
General and administrative	20,904	87,411	108,740

Total Operating Expenses	90,934	354,381	1,447,239

NET INCOME(LOSS)	$(90,934)	$(354,381)	$(1,447,239)

WEIGHTED AVERAGE NUMBER OF	11,533,333	10,662,666
SHARES OUTSTANDING

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			June 3, 2006
	YEAR ENDED		(Inception)
	DECEMBER 31,		To December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(90,934)	$(354,381)	$(1,447,239)
Changes in assets and liabilities
Stock issued for services	-	-	990,000
Increase(decrease) in accounts payable	-	(6,000)	-

Cash Used In Operating Activites	(90,934)	(360,381)	(457,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	452,500	452,600
Advances to related party	-	(3,210)	(3,210)
Increase in note payable	-	2,000	7,850

Cash Provided By Financing Activities	-	451,290	457,240

NET CHANGE IN CASH	(90,934)	90,909	1

CASH AND CASH EQUIVALENTS - Opening	90,935	26	-

CASH AND CASH EQUIVALENTS - December 31	$1	$90,935	$1

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(JUNE 3, 2006) TO DECEMBER 31, 2010

			ADDITIONAL	ACCUM-
	COMMON STOCK		PAID IN	ULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balance - June 3, 2006	-	$-	$-	$-	$-

Common stock issued	100,000	100	-	-	100

Net loss	-	-	-	(9,350)	(9,350)

Balance - December 31, 2006	100,000	100	-	(9,350)	(9,250)

Net income(loss) - December 31, 2007	-	-	-	-	-

Balance - December 31, 2007	100,000	100	-	(9,350)	(9,250)

Issuance of stock for services	9,900,000	9,900	980,100	-	990,000

Net income(loss) - December 31, 2008	-	-	-	(992,574)	(992,574)

Balance - December 31, 2008	10,000,000	10,000	980,100	(1,001,924)	(11,824)

Issuance of stock for cash	1,533,333	1,533	450,967	-	452,500

Net income(loss) - December 31, 2009	-	-	-	(354,381)	(354,381)

Balance - December 31, 2009	11,533,333	11,533	1,431,067	(1,356,305)	86,295

Net income(loss) - December 31, 2010	-	-	-	(90,934)	(90,934)

Balance - December 31, 2010	11,533,333	$11,533	$1,431,067	$(1,447,239)	$(4,639)

SOLAR ACQUISITION CORP.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended December 31, 2010 and 2009, the Company has had no significant operations.  As of December 31, 2010, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - ADVANCES TO A RELATED PARTY

Advances to a related party are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 4 -  NOTE PAYABLE:

Notes payable from a related party is unsecured, non-interest bearing and has no fixed terms of repayment.

NOTE 5 - CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (100,000,000) common shares with a par value of $.001, as amended.  On June 9, 2006, the company issued 100,000 shares at par value of $.001 for $100.

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS:

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

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2010, the Company had net operating loss carryforwards which may be offset against future taxable income.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carry-forwards are offset by a valuation allowance of the same amount.

The components of income tax (benefit) expense for the year ended December 31, 2010 and December 31, 2009 respectively, are as follows:

	2010	2009
Federal:
Current	$--	$--
Deferred	$--	$--

	--	--

State:
Current	--	--
Deferred	--	--

	--	--
	$--	$--

The Company has a net operating loss carry forward to offset future taxable income of $1,447,239.  Subject to current regulations, this carry forward will begin to expire in 2026.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the year ended December 31, 2010 and 2009 respectively, differed from the statutory federal rate of 34 percent as follows:

	2010	2009

Statutory rate applied to loss before income taxes	$(492,061)	$(461,144)

Increase(decrease) in income taxes resulting from:

State, income taxes	--	--
Other, including reserve for deferred tax asset	492,061	461,144

Income Tax Expense	$--	$--

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

	December 31,
	2010	2009

Deferred tax assets
Net operating loss carry forwards	$1,447,239	$1,356,305
Less: valuation allowances	(1,447,239)	(1,356,305)
Net Deferred Tax Asset	$--	$--

NOTE 8 – SUBSEQUENT EVENTS

On January 11, 2011 the Company entered into a Material Definitive Agreement with Clean Power, Inc., a corporation duly formed in the state of Florida, to purchase specific assets, including the name Clean Power, Inc. in exchange for exactly 5,459,401 shares of common capital stock of the Company to be distributed pro rata to the shareholders of Clean Power, Inc.  Clean Power, Inc. is a full service renewable energy company pursuing transactions with municipalities for building renewable energy systems, including solar, that best fit the budget, needs, and landscape of the client.