Form 10-Q
period 2011-03-31
SOLAR ACQUISITION CORP.
filed 2011-05-23
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2011 11,541,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Solar Acquisition Corp.
Index

		Page Number

PART I.FINANCIAL INFORMATION
Item 1.	Financial Statements
		2
Balance Sheet as of March 31, 2011 (unaudited)

Statement of Operations for the Three months ended March 31, 2011 and 2010 and from inception (June 3, 2006) to March 31, 2011(unaudited)		3

Statement of Stockholders’ Deficit from inception (June 3, 2006) to March 31, 2011 (unaudited)		4

Statements of Cash Flows for the Three months ended March 31, 2011 and 2010 and from Inception(June 3, 2006) to March 31, 2011 (unaudited)		5

Notes to Interim Financial Statements (unaudited)		6

Item 2.	Management's Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	12
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2011	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$1	$1
Due from related parties	3,210	3,210

Total Current Assets	3,211	3,211

INVESTMENTS	19,841,530	-

TOTAL ASSETS	$19,844,741	$3,211

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$-	$-
Promissory note payable	3,300,000	-
Note payable	7,850	7,850

TOTAL LIABILITIES	3,307,850	7,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 19,082,734 (December 31, 2010 - 11,533,333)	19,083	11,533

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2010 - nil)	-	-

Common shares issuable(2,970,000)	2,970	-

Preference shares issuable(1,000,000)	1,000	-

Additional paid in capital	17,961,077	1,431,067

Deficit accumulated during development stage	(1,447,239)	(1,447,239)

Total Stockholder Equity(Deficit)	16,536,891	(4,639)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$19,844,741	$3,211

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			June 3, 2006
	THREE MONTHS ENDED		(Inception)
	MARCH 31,		To March 31,
	2011	2010	2011

REVENUE	$-	$-	$-

OPERATING EXPENSES

Professional fees	-	-	17,750
Consulting fees	-	59,577	1,320,749
General and administrative	-	17,690	108,740

Total Operating Expenses	-	77,267	1,447,239

NET INCOME(LOSS)	$-	$(77,267)	$(1,447,239)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,749,640	10,000,000

BASIC AND DILUTED LOSS PER SHARE	$-	$(0.01)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM DECEMBER 31, 2008 TO MARCH 31, 2011

				ADDITIONAL	ACCUM-
	COMMON STOCK		SHARES	PAID IN	ULATED
	SHARES	AMOUNT	ISSUABLE	CAPITAL	DEFICIT	TOTAL

Balance - December 31, 2008	10,000,000	10,000		980,100	(1,001,924)	(11,824)

Issuance of stock for cash	1,533,333	1,533	-	450,967	-	452,500
Net income(loss) - December 31, 2009	-	-		-	(354,381)	(354,381)

Balance - December 31, 2009	11,533,333	11,533	-	1,431,067	(1,356,305)	86,295

Net income(loss) - December 31, 2010	-	-		-	(90,934)	(90,934)

Balance - December 31, 2010	11,533,333	11,533	-	1,431,067	(1,447,239)	(4,639)

Shares issued/issuable in connection with acquisition of
assets	7,549,401	7,550	3,970	16,530,010	-	16,541,530

Net income(loss) - March 31, 2011	-	-	-	-	-	-

Balance - March 31, 2011	19,082,734	$19,083	3,970	$17,961,077	$(1,447,239)	$16,536,891

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			June 3, 2006
	THREE MONTHS ENDED		(Inception)
	MARCH 31,		To March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$-	$(77,267)	$(1,447,239)
Issuance of stock for services	-	-	990,000
Changes in assets and liabilities
Increase in accounts payable	-	-	-

Cash Used In Operating Activities	-	(77,267)	(457,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	16,537,560	-	16,990,160
Shares issuable	3,970	-	3,970
Promissory note payable	3,300,000	-	3,300,000
Advances to related parties	-	-	(3,210)
Note payable	-	-	7,850

Cash Provided By Financing Activities	19,841,530	-	20,298,770

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(19,841,530)	-	(19,841,530)

Net Cash	(19,841,530)	-	(19,841,530)

NET CHANGE IN CASH	-	(77,267)	1

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1	90,935	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1	$13,668	$1

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

NOTE 4 - PROMISSORY NOTE PAYABLE

The promissory note bears interest at the rate of 15% per annum payable monthly in arrears and is due April 1, 2016.

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

On March 24, 2011, the Company issued 2,000,000 shares of restricted common shares in connection with an acquisition of various assets as set out in Note 8.

On March 24, 2011 the Company contracted to issue an additional 2,970,000 of restricted common shares and 1,000,000 preferred shares in connection with the acquisition of various assets as set out in Note 8.

During the quarter ended March 30, 2011, the Company issued 5,549,401 shares of its common stock valued at $1,310,280.00 for the acquisition of assets from Clean Power Inc.

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

NOTE 7 – INCOME TAXES

The components of income tax (benefit) expense for the three months ended March 31, 2011 and March 31, 2010 respectively, are as follows:

	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State
Current	-	-
Deferred	-	-
	-	-

	$-	$-

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

The Company’s income tax expense (benefit) for the three months ended March 31, 2011 and 2010 respectively, differed from the statutory federal rate of 34 percent as follows:

	2011	2010

Statutory rate applied to loss before income taxes	$(492,061)	$(487,414)

Increase(decrease) in income taxes resulting from:

State, income taxes	--	--

Other, including reserve for deferred tax asset	492,061	487,414
Income Tax Expense	$--	$--

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2011 and 2010, respectively:

	March 31,
	2011	2010

Deferred tax assets
Net operating loss carry forwards	$1,447,239	$1,433,571
Less: valuation allowances	(1,447,239)	(1,433,571)

Net Deferred Tax Asset	$--	$--

NOTE 8 – ACQUISITION OF ASSETS

Nano CP, LLC

On March 24, 2011 the company closed a series of transactions with Nano CP, LLC, a Florida limited liability company (“Nano”), WATT Fuel Cell Corp, a New York corporation (“WATT”), and Evolution Fuel Cell, Inc., a Delaware corporation (“Evolution”) whereby the Company simultaneously acquired assets for the development of solid oxide fuel cells and created two (2) subsidiaries capitalized by the equipment and intellectual property, CP SOFC Equipment, LLC and CP SOFC IP, LLC, respectively.  The subsidiaries, wholly owned by the Company, in turn, have leased the equipment to WATT and have licensed the intellectual property to WATT and Evolution, with conflicts resolved through  a cross licensing agreement between WATT and Evolution.  As consideration for the assets purchased from Nano, the Company has made a promissory note for three million three hundred thousand dollars ($3,300,000.00) and issued exactly one million (1,000,000) preferred shares, convertible at 100:1, common for preferred.  As consideration for the leasing and licensing, the Company shall receive exactly five percent (5%) of WATT outstanding and issued shares and thirty five percent (35%) of the outstanding and issued shares of Evolution.  The Company also maintains an option to purchase from WATT sixteen percent (16%) of Evolution for exactly one million one hundred two hundred fifty thousand (1,250,000) shares of the Company’s common stock, if certain triggering events occur, including the appointment of Dr. Caine Finnerty to the Board of Directors of the Company.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at sixteen million three hundred thousand dollars ($16,300,000.00) based on discounts, market saturation and restrictions on the shares issued.  In calculating the purchase price, the Company, sought guidance from our accountants in determining appropriate values for our restricted common stock when used as consideration in transactions and was provided with a discount range of 60%-110% based on the restricted nature of the securities (10%-20%), the impact on marketability of the unregistered nature of the securities (10%-30%), and market saturation given trading volumes (40%-60%). In this particular transaction the total applied discount was 96.94%, within the range provided by our accountants guidance.

Global Natural Energy, Ltd.

On March 24, 2011 the Company entered into a Joint Venture with Global Natural Energy, Limited, a corporation duly formed in the Republic of Cyprus (“GNE”)  to develop algae farms in the United States.  The Master Agreement stipulates the creation of the entity, GNE-USA, Inc., an Arkansas based company that will lead the algae production efforts, whereby the Company shall retain fifty one percent (51%) and GNE shall retain forty nine percent (49%) of the outstanding shares of the subsidiary .  Said subsidiary has been created.  As part of the transaction, the Company issued exactly two million (2,000,000) shares of restricted common stock of the Company.  Chaim Lieberman was appointed as President of GNE-USA.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at one million two hundred seventy five thousand  dollars ($1,275,000) based on discounts, market saturation and restrictions on the shares issued.

Solar Teyin, S.L.

On March 25, 2011 the Company closed an Asset Purchase Agreement with Solar Teyin, S.L., a limited liability company formed in the Kingdom of Spain (“Solar Teyin”) related to the production and distribution of portable solar lighting units.  The Asset Purchase Agreement stipulates the creation of an entity to oversee the operations of all things related to the solar lighting technology.  The Company shall maintain eighty percent (80%) of the subsidiary while the remaining twenty percent (20%) shall be held evenly by Mr. Joseph Keppeln and Mr. Jose Campaña.  As consideration for the transaction, the company issued exactly one million five hundred thousand (1,500,000) shares to Solar Teyin, S.L. who has opted to assign the shares directly to Mr. Joseph Keppeln and Mr. Jose Campaña, equally.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at nine hundred fifty six thousand two hundred fifty dollars ($956,250.00) based on discounts, market saturation and restrictions on the shares issued.  In calculating the purchase price, the Company, sought guidance from our accountants in determining appropriate values for our restricted common stock when used as consideration in transactions and was provided with a discount range of 60%-110% based on the restricted nature of the securities (10%-20%), the impact on marketability of the unregistered nature of the securities (10%-30%), and market saturation given trading volumes (40%-60%). In this particular transaction the total applied discount was 85%, within the range provided by our accountants guidance.

Results of Operations

Three  months ended March 30, 2011  vs. March 30, 2010

There was no revenue for the Three months ended March 30, 2011 and no revenue for the Three months ended March 30, 2010 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Three months ended March 30, 2011 were $0. As compared to $500 for the same period in 2010.

There has been no interest expense or financing costs for the three months ended March 30, 2011 and the Three months ended March 30, 2010 and no costs since inception June 3, 2006.

Nine  months ended March 30, 2011  vs. March 30, 2010

There was no revenue for the nine months ended March 30, 2011 and no revenue for the nine months ended March 30, 2011  and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the nine months ended March 30, 2011 were $67,530. As compared to $154,000 for the same period in 2010.

There has been no interest expense or financing costs for the nine months ended March 30, 2011 and the nine months ended March 30, 2010 and no costs since inception June 3, 2006.

Liquidity and Capital Resources

The Company has no cash. The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to management or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.Controls and Procedures

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

Part II.OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.Other Information

None

Item 6.Exhibits

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

SOLAR ACQUISITION CORP.

May 20, 2011	By:	/s/ Peter Klamka
Peter Klamka, Chief Executive and
Principal Accounting Officer