Form 10-Q
period 2011-06-30
SOLAR ACQUISITION CORP.
filed 2011-08-22
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2011 11,541,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Solar Acquisition Corp.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$1	$1
Due from related party	3,210	3,210

Total Current Assets	3,211	3,211

INVESTMENTS	19,841,530	-

TOTAL ASSETS	$19,844,741	$3,211

LIABILITIES AND SHAREHOLDER EQUITY
CURRENT
Accounts payable	$-	$-
Accrued interest payable	123,750	-
Promissory note payable	3,300,000
Note payable	7,850	7,850

TOTAL LIABILITIES	3,431,600	7,850

STOCKHOLDER EQUITY
Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 19,082,734(December 31, 2010 - 11,533,333)	19,083	11,533

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2010 - nil)	-	-

Common shares issuable - 2,970,000	2,970	-
Preference shares issuable - 1,000,000	1,000	-
Additional paid in capital	17,961,077	1,431,067

Deficit accumulated during development stage	(1,570,989)	(1,447,239)

Total Stockholder Equity(Deficit)	16,413,141	(4,639)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$19,844,741	$3,211

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM DECEMBER 31, 2008 TO JUNE 30, 2011
(UNAUDITED)
				ADDITIONAL	ACCUM-
	COMMON STOCK		SHARES	PAID IN	ULATED
	SHARES	AMOUNT	ISSUABLE	CAPITAL	DEFICIT	TOTAL

Balance - December 31, 2008	10,000,000	$10,000	-	$980,100	$(1,001,924)	$(11,824)

Issuance of stock for cash	1,533,333	1,533	-	450,967		452,500

Net income(loss) - December 31, 2009	-	-		-	(354,381)	(354,381)

Balance - December 31, 2009	11,533,333	11,533	-	1,431,067	(1,356,305)	86,295

Net income(loss) - December 31, 2010	-	-	-	-	(90,934)	(90,934)

Balance - December 31, 2010	11,533,333	11,533	-	1,431,067	(1,447,239)	(4,639)

Shares issued/issuable in connection with acquisition of
assets	7,549,401	10,520	2,970	16,530,010	-	16,543,500

Net income(loss) - June 30, 2011	-	-	-	-	(123,750)	(123,750)

Balance - June 30, 2011	19,082,734	$22,053	2,970	$17,961,077	$(1,570,989)	$16,415,111

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
UNAUDITED

					June 3, 2006
	THREE MONTHS ENDED		SIX MONTHS ENDED		(Inception)
	JUNE 30,		JUNE 30,		To June 30,
	2010	2010	2010	2010	2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	-	2,500	-	2,500	17,750
Consulting fees	-	7,952	-	67,530	1,320,749
General and administrative	-	3,215	-	20,904	108,740

Total Operating Expenses	-	13,667	-	90,934	1,447,239

Income(Loss) Before the Undernoted	-	(13,667)	-	(90,934)	(1,447,239)

Interest expense	(123,750)	-	(123,750)	-	(123,750)

Net Loss	$(123,750)	$(13,667)	$(123,750)	$(90,934)	$(1,570,989)

WEIGHTED AVERAGE NUMBER OF SHARES	13,420,683	11,533,333	13,420,683	11,533,333

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
UNAUDITED

			June 3, 2006
	SIX MONTHS ENDED		(Inception)
	JUNE 30,		To June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(123,750)	$(90,934)	$(1,570,989)
Changes in assets and liabilities
Stock issued for services	-	-	990,000
Increase(decrease) in accounts payable
Increase in accrued interest payable	123,750	-	123,750

Cash Used In Operating Activites	-	(90,934)	(457,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	16,537,560	-	16,990,160
Shares issuable	3,970	-	3,970
Promissory note payable	3,300,000		3,300,000
Advances to related party	-	-	(3,210)
Increase in note payable	-	-	7,850

Cash Provided By Financing Activities	19,841,530	-	20,298,770

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(19,841,530)	-	(19,841,530)

Cash Used In Investing activities	(19,841,530)	-	(19,841,530)

NET CHANGE IN CASH	-	(90,934)	1

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1	90,935	-

CASH AND CASH EQUIVALENTS - June 30	$1	$1	$1

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year end of December 31. These interim financial statements include all of the necessary adjustments in the opinion of management to make them not misleading.

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

During the quarter ended March 30, 2011, the Company issued 5,549,401 shares of its common stock valued at $1,310,280 for the acquisition of assets from Clean Power Inc.

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

NOTE 7 – INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2011 and June 30, 2010 respectively, are as follows:

	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $1,570,989.  Subject to current regulations, this carry forward will begin to expire in 2022.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the six months ended June 30, 2011 and 2010 respectively, differed from the statutory federal rate of 34 percent as follows:

	2011	2010

Statutory rate applied to loss before income taxes	$(534,136)	$(492,061)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	534,136	492,061

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2011 and 2010, respectively:

	June 30,
	2011	2010

Deferred tax assets
Net operating loss carry forwards	$1,447,239	$1,433,571
Less: valuation allowances	(1,447,239)	(1,433,571)

Net Deferred Tax Asset	$-	$-

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three months ended June 30, 2011 vs. June 30, 2010

There was no revenue for the Three months ended June 30, 2011 and no revenue for the Three months ended June 30, 2010 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Three months ended June 30, 2011 were $0. As compared to $13,667 for the same period in 2010.

Interest expense for the three months June 30, 2011 was $123,750 resulting from the acquisition of certain assets and as part of the consideration, the Company gave a promissory note for $3,300,000 bearing interest at 6% per annum.  There was no interest expense for the corresponding three months ended June 30, 2010.

Six months ended June 30, 2011  vs. June 30, 2010

There was no revenue for the six months ended June 30, 2011 and the for the same period for 2010. There has been no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $0. For the Six months ended June 30, 2010 selling, general and administrative expenses were $90,934 of which $67,530 was paid to consultants.

Interest expense for the six months June 30, 2011 was $123,750 and is described above.  There was no interest expense or financing costs for the six months ended June 30, 2010.

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

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.Other Information

None

Item 6.Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ACQUISITION CORP.

Date: August 22, 2011	By:	/s/ Peter Klamka
Peter Klamka,
Chief Executive and Principal Accounting Officer