Form 10-Q
period 2011-09-30
SOLAR ACQUISITION CORP.
filed 2011-11-14
CIK 1375495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2011 11,541,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

Solar Acquisition Corp.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$1	$1
Due from related party	3,210	3,210

Total Current Assets	3,211	3,211

INVESTMENTS	19,841,530	-

TOTAL ASSETS	$19,844,741	$3,211

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$4,650	$-
Accrued interest payable	173,250	-
Promissory note payable	3,300,000
Note payable	7,850	7,850

TOTAL LIABILITIES	3,485,750	7,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 19,082,734(December 31, 2010 - 11,533,333)	19,083	11,533

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2010 - nil)	-	-

Common shares issuable - 2,970,000	2,970	-
Preference shares issuable - 1,000,000	1,000	-

Additional paid in capital	17,961,077	1,431,067

Deficit accumulated during development stage	(1,625,139)	(1,447,239)

Total Stockholder Equity(Deficit)	16,358,991	(4,639)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$19,844,741	$3,211

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
UNAUDITED

					June 3, 2006
	THREE MONTHS ENDED		NINE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		SEPTEMBER 30,		To September
	2011	2010	2011	2010	30, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Professional fees	4,650	-	4,650	2,500	22,400
Consulting fees	-	-	-	67,530	1,320,749
General and administrative	-	-	-	20,904	108,740

Total Operating Expenses	4,650	-	4,650	90,934	1,451,889

Income(Loss) Before the Undernoted	(4,650)	-	(4,650)	(90,934)	(1,451,889)

Interest expense	(49,500)	-	(173,250)	-	(173,250)

Net Loss	$(54,150)	$-	$(177,900)	$(90,934)	$(1,625,139)

WEIGHTED AVERAGE NUMBER OF SHARES	15,308,034	11,533,333	15,308,034	11,533,333

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$-	$(0.01)	$(0.01)

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM DECEMBER 31, 2008 TO SEPTEMBER 30, 2011
(UNAUDITED)

				ADDITIONAL	ACCUM-
	COMMON STOCK		SHARES	PAID IN	ULATED
	SHARES	AMOUNT	ISSUABLE	CAPITAL	DEFICIT	TOTAL

Balance - December 31, 2008	10,000,000	$10,000	-	$980,100	$(1,001,924)	$(11,824)

Issuance of stock for cash	1,533,333	1,533	-	450,967		452,500

Net income(loss) - December 31, 2009	-	-		-	(354,381)	(354,381)

Balance - December 31, 2009	11,533,333	11,533	-	1,431,067	(1,356,305)	86,295

Net income(loss) - December 31, 2010	-	-	-	-	(90,934)	(90,934)

Balance - December 31, 2010	11,533,333	11,533	-	1,431,067	(1,447,239)	(4,639)

Shares issued/issuable in connection with acquisition of
assets	7,549,401	10,520	2,970	16,530,010	-	16,543,500

Net income(loss) - September 30, 2011	-	-	-	-	(177,900)	(177,900)

Balance - September 30, 2011	19,082,734	$22,053	2,970	$17,961,077	$(1,625,139)	$16,360,961

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
UNAUDITED

			June 3, 2006
	NINE MONTHS ENDED		(Inception)
	SEPTEMBER 30,		To June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(177,900)	$(90,934)	$(1,625,139)
Changes in assets and liabilities
Stock issued for services	-	-	990,000
Increase(decrease) in accounts payable	4,650	-	4,650
Increase in accrued interest payable	173,250	-	173,250

Cash Used In Operating Activites	-	(90,934)	(457,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	16,537,560	-	16,990,160
Shares issuable	3,970	-	3,970
Promissory note payable	3,300,000		3,300,000
Advances to related party	-	-	(3,210)
Increase in note payable	-	-	7,850

Cash Provided By Financing Activities	19,841,530	-	20,298,770

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(19,841,530)	-	(19,841,530)

Cash Used In Investing activities	(19,841,530)	-	(19,841,530)

NET CHANGE IN CASH	-	(90,934)	1

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1	90,935	-

CASH AND CASH EQUIVALENTS - June 30	$1	$1	$1

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

NOTE 4 - PROMISSORY NOTE PAYABLE

The promissory note bears interest at the rate of 6% per annum payable monthly in arrears and is due April 1, 2016.

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS:

 In December 2010, the Financial Accounting Standards Board (“ FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangible – Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosure requirements were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes which became effective for the Company beginning January 1, 2011 have not had an impact on the Company’s disclosures but may impact disclosures for future business combinations depending on acquisitions that are made in such periods.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes will be effective for the first quarter filing of 2012. The adoption of this update will change the manner in which the Company presents comprehensive income in the future.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” This update provides companies with the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it

NOTE 7 – INCOME TAXES

The components of income tax (benefit) expense for the nine months ended September 30, 2011 and September 30, 2010 respectively, are as follows:

	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of $1,625,139.  Subject to current regulations, this carry forward will begin to expire in 2022.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company’s income tax expense (benefit) for the nine months ended September 30, 2011 and 2010 respectively, differed from the statutory federal rate of 34 percent as follows:

	2011	2010

Statutory rate applied to loss before income taxes	$(552,547)	$(492,061)

Increase(decrease) in income taxes resulting from:

State, income taxes	-	-
Other, including reserve for deferred tax asset	552,547	492,061

Income Tax Expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2011 and 2010, respectively:

	September 30,
	2011	2010

Deferred tax assets
Net operating loss carry forwards	$1,625,139	$1,447,239
Less: valuation allowances	(1,625,139)	(1,447,239)

Net Deferred Tax Asset	$-	$-

 NOTE 8 – ACQUISITION OF ASSETS

Nano CP, LLC

On March 24, 2011 the company closed a series of transactions with Nano CP, LLC, a Florida limited liability company (“Nano”), WATT Fuel Cell Corp, a New York corporation (“WATT”), and Evolution Fuel Cell, Inc., a Delaware corporation (“Evolution”) whereby the Company simultaneously acquired assets for the development of solid oxide fuel cells and created two (2) subsidiaries capitalized by the equipment and intellectual property, CP SOFC Equipment, LLC and CP SOFC IP, LLC, respectively.  The subsidiaries, wholly owned by the Company, in turn, have leased the equipment to WATT and have licensed the intellectual property to WATT and Evolution, with conflicts resolved through  a cross licensing agreement between WATT and Evolution.  As consideration for the assets purchased from Nano, the Company has made a promissory note for three million three hundred thousand dollars ($3,300,000.00) and issued exactly one million (1,000,000) preferred shares, convertible at 100:1, common for preferred.  As consideration for the leasing and licensing, the Company shall receive exactly five percent (5%) of WATT outstanding and issued shares and thirty five percent (35%) of the outstanding and issued shares of Evolution.  The Company also maintains an option to purchase from WATT sixteen percent (16%) of Evolution for exactly one million two hundred fifty thousand (1,250,000) shares of the Company’s common stock, if certain triggering events occur, including the appointment of Dr. Caine Finnerty to the Board of Directors of the Company.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at sixteen million three hundred thousand dollars ($16,300,000.00) based on discounts, market saturation and restrictions on the shares issued.

Global Natural Energy, Ltd.

On March 24, 2011 the Company entered into a Joint Venture with Global Natural Energy, Limited, a corporation duly formed in the Republic of Cyprus (“GNE”)  to develop algae farms in the United States.  The Master Agreement stipulates the creation of the entity, GNE-USA, Inc., an Arkansas based company that will lead the algae production efforts, whereby the Company shall retain fifty one percent (51%) and GNE shall retain forty nine percent (49%) of the outstanding shares of the subsidiary .  Said subsidiary has been created.  As part of the transaction, the Company issued exactly two million (2,000,000) shares of restricted common stock of the Company.  Chaim Lieberman was appointed as President of GNE-USA.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at one million two hundred seventy five thousand  dollars ($1,275,000) based on discounts, market saturation and restrictions on the shares issued

Solar Teyin, S.L.

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

Results of Operations

Three  months ended September 30, 2011  vs. September 30, 2010

There was no revenue for the Three months ended Sepptember 30, 2011 and no revenue for the Three months ended September 30, 2010 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the Three months ended September 30, 2011 were $0. As compared to $0 for the same period in 2010.

Interest expense or financing costs for the Three months ended September 30, 2011 was 49,500 and $0 Three months ended September 30, 2010 and $49,500 since inception June 3, 2006.

Nine  months ended September 30, 2011  vs. September 30, 2010

There was no revenue for the nine months ended September 30, 2011 and no revenue for the nine months ended Septmebr 30, 2010 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $0. As compared to $20,904 for the same period in 2010.

Interest expense or financing costs for the Nine months ended September 30, 2011 $173,250 and $0 the Nine months ended September 30, 2010 and $173,250 since inception June 3, 2006.

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

_________________
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

SOLAR ACQUISITION CORP.

November 10, 2011	By:	/s/ Peter Klamka
Peter Klamka, Chief Executive and
Principal Accounting Officer