Form 10-K
period 2011-12-31
SOLAR ACQUISITION CORP.
filed 2012-04-17
CIK 1375495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2011

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,572,245 as of April 1, 2012.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:22,503,501 as of April 6, 2012.

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

Solar Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on June 3, 2006. Since inception through June 2008, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  In June 2008, we entered into a letter of intent with Solay Teyin/ Hyundai Heavy Industries Iberica (Solar Teyin) to market Solar products.We have not concluded a formal contract as of this time.  We expanded our focus is focused on commercializing Solar energy technology. The scope of our expected business has expanded  in 2012 beyond Solar to include wind, fuel cells, and geothermal in addition to research and development into innovative Solar energy solutions.

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

We were incorporated in June 2006 as a Florida corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $ 1,477,239  for the year ended December 31, 2010 and $563,863,241   year ended December 31, 2011 due to issuance in stock for services rendered and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated.

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

EMPLOYEES

As of December 31, 2011, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

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

If and when the Company’s common stock is traded in the over-the-counter market, the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act@), commonly referred to as the A penny stock@ rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser=s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Companys common stock and may affect the ability of shareholders to sell their shares.

 (b) Holders. As of December 31, 2012, there was 31 record holder of shares of the Company's Common Stock.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2011 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

In 2009, we raised $450,000 from the sale of our common stock .

We have incurred net losses since our inception of 563,863,241.  In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual

Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

We believe that our failure to include this report on internal controls has not negatively impacted the effectiveness of of our disclosure controls and procedures as of December 31, 2011.

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

43

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

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

 We have been billed $2,400 for our audit of the annual filing on Form 10-K, for the year ended December 31, 2011 by our current audit firm, Peter Messineo, CPA.

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

April 16, 2012

s/s Peter Klamka

Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

Secretary and

Chief Executive Officer

/s/ Peter Klamka

(Principal Executive

----------------------------

and Accounting Officer)

April 16, 2012

Peter Klamka

SOLAR ACQUISITION CORP.

A Development Stage Company

FINANCIAL STATEMENTS

As of December 31, 2011 and 2010 and the Years the Ended

Contents

Financial Statements:
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Solar Acquisition Corp.

I have audited the balance sheets of Solar Acquisition Corp. as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period June 3, 2006 (date of inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Solar Acquisition Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period June 3, 2006 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, has a history of recurring losses resulting in accumulated deficit and has negative working capital and is requiring traditional financing or equity funding to develop its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

April 13, 2012

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT
Cash	$ 1	$ 1
Due from related party	-	3,210

Total Current Assets	1	3,211

Property and equipment, net of accumulated depreciation of $916 and $0, respectively	3,662

Intangible assets, net of accumulated amortization of $ 606,117 and $0 respectively	6,060,883	-

TOTAL ASSETS	$ 6,064,546	$ 3,211

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$ 5,754	$ -
Accrued interest payable	440,753	-
Due to shareholder	4,640	7,850
Derivative liability	900,100	-

Total Current Liabilities	1,351,247	7,850

Promissory note payable	3,300,000	-

	4,651,247	7,850

STOCKHOLDER EQUITY

Common stock, authorized, 100,000,000 shares, par value $.001
- issued and outstanding, 22,503,501(December 31, 2010 - 11,533,333)	22,504	11,533

Preference shares, authorized, 1,000,0000
- issued and outstanding - nil (December 31, 2010 - nil)	-	-

Preference shares issuable - 1,000,000	1,000	-

Additional paid in capital	565,253,036	1,431,067

Deficit accumulated during development stage	(563,863,241)	(1,447,239)

Total Stockholder Equity(Deficit)	1,413,299	(4,639)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 6,064,546	$ 3,211

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
UNAUDITED

			June 3, 2006
	For the Year Ended		(Inception)
	December 31,		To December
	2011	2010	30, 2011

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Stock based compensation	10,053,335	-	10,053,335
Professional fees	5,650	2,500	23,400
Consulting fees	-	67,530	1,320,749
General and administrative	104	20,904	108,844
Depreciation and amortization	607,033	-	607,033
Impairment of assets	550,409,027	-	550,409,027

Total Operating Expenses	561,075,149	90,934	562,522,388

Income(Loss) Before the Undernoted	(561,075,149)	(90,934)	(562,522,388)

Interest expense	(173,250)	-	(173,250)
Change in derivative liability	(900,100)	-	(900,100)

Net Loss	$ (562,148,499)	$ (90,934)	$ (563,595,738)

WEIGHTED AVERAGE NUMBER OF SHARES	21,552,637	11,533,333

BASIC AND DILUTED LOSS PER SHARE	$ (26.08)	$ (0.01)

The accompanying notes are an integral part of these financial statements

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
UNAUDITED

			June 3, 2006
	For the Year Ended		(Inception)
	December 31,		To December
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$ (562,148,499)	$ (90,934)	$ (563,863,241)
Changes in assets and liabilities
Depreciation and amortization	607,033		607,033
Stock issued for services	10,053,335	-	11,043,335
Change in derivative liability	900,100		900,100
Impairment of assets	550,409,027		550,409,027
Increase(decrease) in accounts payable	5,754	-	5,754
Increase in accrued interest payable	440,753	-	440,753

Cash Used In Operating Activites	-	(90,934)	(457,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		-	452,600
Shares issuable		-
Promissory note payable
Advances to related party		-	4,640
Increase in note payable	-	-

Cash Provided By Financing Activities	-	-	457,240

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	-	-	-

Cash Used In Investing activities	-	-	-

NET CHANGE IN CASH	-	(90,934)	1

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1	90,935	-

CASH AND CASH EQUIVALENTS - June 30	$ 1	$ 1	$ 1

SUPPLEMENTARY INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Non-cash disclosures:

During 2011 the Company completed acquisitions of licenses and other intangible property rights in exchange for a promissory note and shares of common and preferred.  The shares were valued at fair market value at the date of acquisition.  The net assets in the exchange were recorded at their value, based on future discounted cash flows.  The assets acquired included identifiable assets in the amount of $4,578 and intangible assets of $6,667,000, net of appropriate valuation considerations.  Additionally in the acquisition a promissory note for $3,300,000 was issued to the sellers.

SOLAR ACQUISITION CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

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

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year end of December 31.  The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

The Company has had no significant operations, since inception and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.  Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

Any deferred tax asset has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

(f)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Dilutive instruments include convertible preferred shares which represents an additional100,000,000 common stock, if converted.

(g)	Fair Value of Financial Instruments:

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, accrued expenses and derivative liability. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

(h)	Long-Lived Assets:

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (5 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (10 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2011.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company recognized an impairment loss from acquisition of intangible property as the difference in the fair value of the compensation (shares issued) were believed to be greater than the future discounted cash flows that could be determined with reliable positive evidence, as assumptions for the values issued in the exchange were based on certain future events which may not be fulfilled.

(i)	Stock Based Compensation:

The Company issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  Stock compensation for the periods presented were issued to consultants for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

(j)	Recent Accounting Pronouncements:

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended December 31, 2011 and 2010, the Company has had no significant operations, has a history of recurring losses resulting in accumulated deficit and has negative working capital.  As of December 31, 2011, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,	December 31,
	2011	2010
Office equipment	$4,578	-
Less accumulated depreciation	916	-
	$3,662	$-

Depreciation of equipment was $916 and $0 for the years ended December 31, 2011 and 2010, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.

December 31,	December 31,
2011	2010

Intellectual property	$6,667,000	$-
Less accumulated amortization	606,117	-
	$6,060,883	$-

Future amortization through December 31,:
2012	$666,700
2013	666,700
2014	666,700
2015	666,700
2016	666,700
2017 and thereafter	2,727,383
	$6,060,883

Amortization of the intangible assets was $606,117 and $0 for the years ended December 31, 2011 and 2010, respectively.

Management periodically reviews the valuation of this asset for potential impairments.  Consideration of various risks to the valuation and potential impairment includes, but is not limited to:  (a) the technology’s acceptance in the marketplace and our ability to attain projected forecasts of revenue (discounted cash flow of projections); (b) competition of alternative solutions; and (c) federal and state laws which may prohibit the use of our technology as currently designed.   Management does not anticipate any negative impact from known current business developments. Management continuously measures the marketplace, potential revenue developments and competitive developments in the industry.

Intangible assets were the results of the following transactions:

Clean Power, Inc.

On January 11, 2011 the Company closed on the purchase of Clean Power, Inc. in an exchange for 5,459,501 shares of common stock, which represented approximately 40% of the outstanding shares.  The Company has valued the transaction at $26,205,605 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $25,546,027, resulting in an unamortized value of $655,000, or 2.5% of the gross purchase price valuation, as of December 31, 2011, to reflect the estimated return of the intangible assets, based on projected discounted cash flows and other subjective considerations.

Nano CP, LLC

On February 9, 2011 the company closed a series of transactions with Nano CP, LLC, a Florida limited liability company (“Nano”), WATT Fuel Cell Corp, a New York corporation (“WATT”), and Evolution Fuel Cell, Inc., a Delaware corporation (“Evolution”) whereby the Company simultaneously acquired assets for the development of solid oxide fuel cells and created two (2) subsidiaries capitalized by the equipment and intellectual property, CP SOFC Equipment, LLC and CP SOFC IP, LLC, respectively.  The subsidiaries, wholly owned by the Company, in turn, have leased the equipment to WATT and have licensed the intellectual property to WATT and Evolution, with conflicts resolved through  a cross licensing agreement between WATT and Evolution.  As consideration for the assets purchased from Nano, the Company has made a promissory note for three million three hundred thousand dollars ($3,300,000.00) and issued exactly one million (1,000,000) preferred shares, convertible at 100:1, common for preferred.  As consideration for the leasing and licensing, the Company shall receive exactly five percent (5%) of WATT outstanding and issued shares and thirty five percent (35%) of the outstanding and issued shares of Evolution.  The Company also maintains an option to purchase from WATT sixteen percent (16%) of Evolution for exactly one million one hundred two hundred fifty thousand (1,250,000) shares of the Company’s common stock, if certain triggering events occur.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at $513,300,000 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $508,167,000, resulting in an unamortized value of $5,133,000, or 1.0% of the gross purchase price valuation, as of December 31, 2011, to reflect the estimated return on the investment, based on projected discounted cash flows and other subjective considerations.

Global Natural Energy, Ltd.

On March 16, 2011 the Company entered into a Joint Venture with Global Natural Energy, Limited, a corporation duly formed in the Republic of Cyprus (“GNE”) to develop algae farms in the United States.  The Master Agreement stipulates the creation of the entity, GNE-USA, Inc., an Arkansas based company that will lead the algae production efforts, whereby the Company shall retain fifty one percent (51%) and GNE shall retain forty nine percent (49%) of the outstanding shares of the subsidiary.   As part of the transaction, the Company issued exactly two million (2,000,000) shares of restricted common stock of the Company.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at $10,000,000 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $9,500,000, resulting in an unamortized value of $500,000, or 5.0% of the gross purchase price valuation, as of December 31, 2011, to reflect the estimated return on the investment, based on projected discounted cash flows and other subjective considerations.

Solar Teyin, S.L.

On March 25, 2011 the Company closed an Asset Purchase Agreement with Solar Teyin, S.L., a limited liability company formed in the Kingdom of Spain (“Solar Teyin”) related to the production and distribution of portable solar lighting units.  The Asset Purchase Agreement stipulates the creation of an entity to oversee the operations of all things related to the solar lighting technology.  The Company shall maintain eighty percent (80%) of the subsidiary. As consideration for the transaction, the company issued exactly one million five hundred thousand (1,500,000) shares to Solar Teyin, S.L.  The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at $7,575,000 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $7,196,000, resulting in an unamortized value of $379,000, or 5.0% of the gross purchase price valuation, as of December 31, 2011, to reflect the estimated return on the investment, based on projected discounted cash flows and other subjective considerations.

NOTE 5 – RELATED PARTY TRANSACTIONS:

A note payable to a related party is unsecured, non-interest bearing, has no fixed terms of repayment and is considered payable upon demand.

The Company does not require office space at the current time.  The officers and directors have provided office space, as necessary, at no cost.  The Company will consider arrangements at such time that operations commence.

The above transactions may have had different results, had these transactions occurred with unrelated third parties.

NOTE 6 - PROMISSORY NOTE PAYABLE

On February 9, 2011 the Company issued a promissory note in agreement to purchase assets. The promissory note bears interest at the rate of 15% per annum, due February 1, 2016.  Interest shall be paid in monthly payments of interest in arrears. If the Buyer has insufficient cash on hand to pay interest due it may pay interest in common shares at a price per share equal to the 20 day moving average price of common shares of the Buyer, rounded up to the next whole share. If the Buyer does have sufficient cash on hand to pay interest due, Seller may, at its sole discretion, elect to take payment in common shares instead of cash. The method for calculation shall be the same as if the Buyer had insufficient cash on hand.  Principle shall be paid as cash flow allows, thereafter to be paid on Maturity Date or a funding event sufficient to pay the balance of the note, whichever occurs first.

Seller shall agree that note shall be subordinate to any debt instrument or other encumbrance against the physical assets, provided that prior to or simultaneously with any such encumbrance the Buyer has paid/pays at least $1,500,000 of the outstanding principle balance. In the event the Buyer wishes to encumber any of the assets but has not paid $1,500,000 of the outstanding principle, the Seller shall allow the encumbrance, provided that the Buyer ensures that only such part of the assets equal in value to the financing resulting in the encumbrance are in fact encumbered, and no less than 80% of the financing is utilized to reduce the outstanding balance due to Seller.

As of December 31, 2011 the Company has accrued $440,753 of unpaid interest on the promissory note.

NOTE 7- CAPITAL STOCK:

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Preferred Stock

On February 9, 2011, the Company issued 1,000,000 shares of preferred stock, convertible 1:100, preferred into common as payment for the intellectual property acquired from Nano CP, LLC.  Upon intent to exercise, Seller shall give notice to Buyer and Buyer shall take action required to duly authorize the issuance of common shares sufficient to fulfill Seller’s exercise.  See Note 4.

Common Stock

The total number of shares of capital stock which the Company shall have authority to issue is 100 million common shares with a par value of $.001, as amended in the Articles of Incorporation, filed with the State of Florida on May 12, 2008.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

On June 3, 2006, date of inception, the company issued 100,000 shares at par value of $.001 for $100.

In 2008, the Company issued 9,900,000 shares of common stock for services, at fair market value of $.10 per share or $990,000.

In 2009, the Company issued 1,533,333 shares of common stock for cash, at a purchase price of $.30 per share or $452,500.

In 2011, the Company issued 2,010,667 shares of common stock for services, at fair market value of $5.00 per share or $10,051,324.

On February 9, 2011, the Company acquired Clean Power, Inc. in exchange for 5,459,501 restricted shares of common stock.  Shares were valued at fair market at the date of the transaction, resulting in a purchase price of $26,205,605. The shares have been recorded per the agreement; however remain unissued from the stock transfer agent. See Note 4.

On March 16, 2011, the Company issued 2,000,000 shares of restricted common shares in connection with an acquisition of various assets. Shares were valued at fair market at the date of the transaction, resulting in a purchase price of $10,000,000. The shares have been recorded per the agreement; however remain unissued from the stock transfer agent. See Note 4.

On March 25, 2011 the Company contracted to issue an additional 1,500,000 of restricted common shares in connection with the acquisition of various assets.  Shares were valued at fair market at the date of the transaction, resulting in a purchase price of $7,575,000. The shares have been recorded per the agreement; however remain unissued from the stock transfer agent. See Note 4.

NOTE 8 – INCOME TAXES

The components of income tax (benefit) expense for the nine months ended December 31, 2011 and December 31, 2010 respectively, are as follows:

	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of approximately $4,301,000.  Subject to current regulations, this carry forward will begin to expire in 2022.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

NOTE 9 – CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  The Company operates within the environmental technology business sector and within a highly regulated industry, which may lend itself to legal matters.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.