Form 10-Q
period 2012-03-31
SOLAR ACQUISITION CORP.
filed 2012-05-10
CIK 1375495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2012    22,503,501–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [x ]   No

Solar Acquisition Corp.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Balance Sheet as of March 31, 2012 (unaudited)

2

Statement of Operations for the Three months ended March 31, 2012 and

2011 and from inception (June3, 2006) to March 31, 2012 (unaudited)

4

Statement of Stockholders’ Deficit from December 31, 2009 to

 March 31, 2012 (unaudited)

5

Statements of Cash Flows for the Three months ended March 31, 2012 and 2011 and from Inception(June 3, 2006) to March 31, 2012  (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

Solar Acquisition Corp.
(A Development Stage Enterprise)
Balance Sheets
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1	$ 1
Other current assets	-	-
Total Current Assets	1	1
Property and equipment, net of accumulated
depreciation of $1,145 and $916 respectively	3,433	3,662
Intangible assets, net of accumulated
amortization of $772,792 and $606,117 respectively	5,894,208	6,060,883
TOTAL ASSETS	$ 5,897,642	$ 6,064,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,104	$ 5,754
Accrued interest	564,503	440,753
Due to shareholder	10,140	4,640
Derivative liability	900,100	900,100
Total Current Liabilities	1,475,847	1,351,247

Promissory note payable	3,300,000	3,300,000
TOTAL LIABILITIES	4,775,847	4,651,247

Stockholders' Equity
Preferred stock: 1,000,000 authorized; $0.001 par value
1,000,000 and 1,000,000 shares issued and outstanding	1,000	1,000
Common stock: 100,000,000 authorized; $0.001 par value
22,503,501 and (December 31, 2011 -22,503,50)1shares issued and outstanding)	22,504	22,504
Additional paid in capital	565,253,036	565,253,036
Accumulated deficit during development stage	(564,154,745)	(563,863,241)
Total Stockholders' Equity	1,121,795	1,413,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,897,642	$ 6,064,546

The accompanying notes are an integral part of these financial statements.

Solar Acquisition Corp.
(A Development Stage Enterprise)
Statements of Operations
	(Unaudited)
			June 3, 2006
	For the Three Months Ended		(inception)
	March 31,		March 31,
	2012	2011	2012
Revenues	$ -	-	$ -
Operating Expenses
Stock based compensation	-	-	11,043,335
Consulting	-	-	330,749
Professional	830	-	24,230
General and administrative	20	-	108,864
Depreciation and amortization	166,904	-	773,937
Impairment of assets	-	-	550,409,027
Total operating expenses	167,754	-	562,690,142
Net loss from operations	(167,754)	-	(562,690,142)
Other income (expense)
Interest expense	(123,750)	-	(564,503)
Change in derivative	-	-	(900,100)

Net loss before income taxes	(291,504)	-	(564,154,745)
Income taxes	-		-
Net loss	$ (291,504)	$ -	$ (564,154,745)
Basic and diluted loss per share	$ (0.01)	$ -
Weighted average number of
shares outstanding	22,503,501	12,749,640

The accompanying notes are an integral part of these financial statements.

Solar Acquisition Corp.
(A Development Stage Enterprise)
Statement of Stockholders' Equity
From December 31, 2009 to March 31, 2012
		Unaudited)				Accumulated
					Additional	Deficit
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2009	-	-	11,533,333	$ 11,533	$ 1,431,067	$ (1,356,305)	$ 86,295

Net loss						(90,934)	(90,934)

Balance as of December 31, 2010	-	-	11,533,333	11,533	1,431,067	(1,447,239)	(4,639)

Issuance of stock:
- for services			2,010,667	2,011	10,051,324		10,053,335
- for acquisition of Clean Power, January 2011			5,459,501	5,460	26,200,145		26,205,605
- for acquisition of Nano, February 2011	1,000,000	1,000		-	509,999,000		510,000,000
- for acquisition of GNE, March 2011			2,000,000	2,000	9,998,000		10,000,000
- for acquisition of Solar Teyin, March 2011			1,500,000	1,500	7,573,500		7,575,000

Net loss						(562,416,002)	(562,416,002)

Balance, December 31, 2011	1,000,000	1,000	22,503,501	22,504	565,253,036	(563,863,241)	1,413,299

Net loss - March 31, 2012	-	-	-	-	-	(291,504)	(291,504)

Balance - March 31, 2012	1,000,000	$ 1,000	22,503,501	$ 22,504	$ 565,253,036	$(564,154,745)	$ 1,121,795

The accompanying notes are an integral part of these financial statements.

Solar Acquisition Corp.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			June 3, 2006
			(inception)
	For The Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (291,504)	$ -	$ (564,154,745)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	166,904	-	773,937
Common stock issued for services	-		11,043,335
Impairment of assets purchased	-		550,409,027
Change in derivative liability	-		900,100
Accounts payable	(4,650)	-	1,104
Accrued interest	123,750	-	564,503
Net Cash Used in Operating Activities	(5,500)	-	(462,739)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased of assets	-	(19,841,530)	-
Net Cash Used in Investing Activities	-	(19,841,530)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	-	-
Payments of principle on notes payable	-	-	-
Promissory note payable	-	3,300,000	-
Related party advances	5,500	-	10,140
Issuance of common stock	-	16,541,530	452,600
Net Cash Provided by Financing Activates	5,500	19,841,530	462,740
Net increase (decrease) in cash and cash equivalents		-	1
Cash and cash equivalents, beginning of period	1	1	-
Cash and cash equivalents, end of period	$ 1	$ 1	$ 1
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012 and 2011

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

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year end of December 31.  In the opinion of management, these interim financial statements include all of the necessary adjustments to make them not misleading. The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

The Company has had no significant operations since inception.  Accordingly, the Company is fully dependent on either future sales of securities or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

For purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Dilutive instruments include convertible preferred shares which represents an additional 100,000,000 common stock, if converted.

(g)	Fair Value of Financial Instruments:

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, accrued expenses and derivative liability. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

(h)	Long-Lived Assets:

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (5 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (10 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at March 31, 2012.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended March 31, 2012, the Company has had no significant operations, has a history of recurring losses resulting in accumulated deficit and has negative working capital.  As of March 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31,	December 31,
	2012	2011
Office equipment	$4,578	$4,578
Less accumulated depreciation	1,145	916
	$3,433	$3,662

Depreciation of equipment was $229 and$916 for the  three month period ended March 31, 2012 and the year ended December 31, 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company owns intellectual property, which it is amortizing on a straight-line basis over the asset’s useful life.  The Company assesses fair market value for any impairment to the carrying values.

March 31,	December 31,
2012	2011

Intellectual property	$6,667,000	$6,667,000
Less accumulated amortization	772,792	606,117
	$5,894,208	$6,060,883

Future amortization through December 31,:
2012	$500,025	$666,700
2013	666,700	666,700
2014	666,700	666,700
2015	666,700	666,700
2016	666,700	666,700
2017 and thereafter	2,727,383	2,727,383
	$5,894,208	$6,060,883

Amortization of the intangible assets was $166,675 and $0 for the three months ended March 31, 2012 and 2011, respectively.

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

Nano CP, LLC

On February 9, 2011 the company closed a series of transactions with Nano CP, LLC, a Florida limited liability company (“Nano”), WATT Fuel Cell Corp, a New York corporation (“WATT”), and Evolution Fuel Cell, Inc., a Delaware corporation (“Evolution”) whereby the Company simultaneously acquired assets for the development of solid oxide fuel cells and created two (2) subsidiaries capitalized by the equipment and intellectual property, CP SOFC Equipment, LLC and CP SOFC IP, LLC, respectively.  The subsidiaries, wholly owned by the Company, in turn, have leased the equipment to WATT and have licensed the intellectual property to WATT and Evolution, with conflicts resolved through  a cross licensing agreement between WATT and Evolution.  As consideration for the assets purchased from Nano, the Company has made a promissory note for three million three hundred thousand dollars ($3,300,000.00) and issued exactly one million (1,000,000) preferred shares, convertible at 100:1, common for preferred.  As consideration for the leasing and licensing, the Company shall receive exactly five percent (5%) of WATT outstanding and issued shares and thirty five percent (35%) of the outstanding and issued shares of Evolution.  The Company also maintains an option to purchase from WATT sixteen percent (16%) of Evolution for exactly one million one hundred two hundred fifty thousand (1,250,000) shares of the Company’s common stock, if certain triggering events occur.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at $510,000,000 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $508,167,000, resulting in an unamortized value of $5,133,000, or 1.0% of the gross purchase price valuation, as of December 31, 2011, to reflect the estimated return on the investment, based on projected discounted cash flows and other subjective considerations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As of March 31, 2012 the Company has accrued $564,503 of unpaid interest on the promissory note.

NOTE 7-STOCKHOLDERS’ EQUITY

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

In 2011, the Company issued 2,010,667 shares of common stock for services, at fair market value of $5.00 per share or $10,053,335.

On February 9, 2011, the Company acquired Clean Power, Inc. in exchange for 5,459,501 restricted shares of common stock.  Shares were valued at fair market at the date of the transaction, resulting in a purchase price of $26,205,605. The shares have been recorded per the agreement; however, the shares remain unissued from the stock transfer agent. See Note 4.

On March 16, 2011, the Company issued 2,000,000 shares of restricted common shares in connection with an acquisition of various assets. Shares were valued at fair market at the date of the transaction, resulting in a purchase price of $10,000,000. The shares have been recorded per the agreement; however, the shares remain unissued from the stock transfer agent. See Note 4.

On March 25, 2011 the Company contracted to issue an additional 1,500,000 of restricted common shares in connection with the acquisition of various assets.  Shares were valued at fair market at the date of the transaction, resulting in a purchase price of $7,575,000. The shares have been recorded per the agreement; however, the shares remain unissued from the stock transfer agent.  See Note 4.

NOTE 8 – INCOME TAXES

The components of income tax (benefit) expense for the three months ended March 31, 2012 and March 31, 2011 respectively, are as follows:

	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of approximately $4,426,000.  Subject to current regulations, this carry forward will begin to expire in 2022.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal

Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

Results of Operations

Three  months ended March 31, 2012  vs. March  31, 2011

There was no revenue for the three months ended March 31, 2012 and no revenue for the Three months ended March 31, 2011 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the three months ended  March 31, 2012 were $166,904. As compared to $0 for the same period in 2011.

interest expense or financing costs for the three months ended March 31, 2012 was 123,750 and $0the t hree months ended March 31, 2011 and $564,503 since inception June 3, 2006.

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

  SOLAR ACQUISITION CORP.

May 9, 2012

By:

/s/ Peter Klamka

Peter Klamka, Chief Executive and

  Principal Accounting Officer