Form 10-Q
period 2012-06-30
SOLAR ACQUISITION CORP.
filed 2012-08-13
CIK 1375495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2012    22,503,501–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

Solar Acquisition Corp.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Balance Sheet as of June 30, 2012 (unaudited)

2

Statement of Operations for the six  months ended June 30, 2012 and

2011 and from inception (June3, 2006) to June 30, 2012 (unaudited)

4

Statement of Stockholders’ Deficit from December 31, 2009 to

 June 30, 2012 (unaudited)

5

Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and from Inception(June 3, 2006) to June 30, 2012  (unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

Solar Acquisition Corp.
(A Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1	$ 1
Other current assets	-	-
Total Current Assets	1	1
Property and equipment, net of accumulated
depreciation of $1,374 and $916 respectively	3,204	3,662

Intangible assets, net of accumulated
amortization of $939,467 and $606,117 respectively	5,727,533	6,060,883

TOTAL ASSETS	$ 5,730,738	$ 6,064,546
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,804	$ 5,754
Accrued interest	688,253	440,753
Due to shareholder	10,140	4,640
Derivative liability	1,012,700	900,100
Total Current Liabilities	1,712,897	1,351,247
Promissory note payable	3,300,000	3,300,000
TOTAL LIABILITIES	5,012,897	4,651,247

Stockholders' Equity
Preferred stock: 1,000,000 authorized; $0.001 par value
1,000,000 shares issued and outstanding	1,000	1,000
Common stock: 100,000,000 authorized; $0.001 par value
22,503,501 and 22,503,501 shares issued and outstanding	22,504	22,504
Additional paid in capital	565,253,036	565,253,036
Accumulated deficit during development stage	(564,558,699)	(563,863,241)
Total Stockholders' Equity	717,841	1,413,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,730,738	$ 6,064,546

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

					June 3, 2006
	THREE MONTHS ENDED		SIX MONTHS ENDED		(Inception)
	June 30,		June 30,		To June 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Stock based compensation	-	-	-	-	10,053,335
Consulting fees	-	-	-	-	1,320,749
Professional fees	700	-	1,530	-	24,930
General and administrative	-	-	20	-	108,864
Depreciation and amortization	166,904		333,808		940,841
Impairment of assets	-	-	-	-	550,409,027

Total Operating Expenses	167,604	-	335,358	-	562,857,746

Net loss from operations	(167,604)	-	(335,358)	-	(562,857,746)

Other items
Interest expense	(123,750)	(123,750)	(247,500)	(123,750)	(688,253)
Change in derivative	(112,600)	-	(112,600)	-	(1,012,700)

Net Loss	$ (403,954)	$ (123,750)	$ (695,458)	$ (123,750)	$ (564,558,699)

WEIGHTED AVERAGE NUMBER OF SHARES	22,503,501	13,420,683	22,503,501	13,420,683

BASIC AND DILUTED LOSS PER SHARE	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

(A Development Stage Enterprise)
Statement of Stockholders' Equity

						Accumulated
					Additional	Deficit
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance as of December 31, 2009	-	-	11,533,333	11,533	1,431,067	(1,356,305)	86,295
(Audited)
Net loss						(90,934)	(90,934)

Balance as of December 31, 2010	-	-	11,533,333	11,533	1,431,067	(1,447,239)	(4,639)
(Audited)
Issuance of stock:
- for services			2,010,667	2,011	10,051,324		10,053,335
- for acquisition of Clean Power, January 2011			5,459,501	5,460	26,200,145		26,205,605
- for acquisition of Nano, February 2011	1,000,000	1,000		-	509,999,000		510,000,000
- for acquisition of GNE, March 2011			2,000,000	2,000	9,998,000		10,000,000
- for acquisition of Solar Teyin, March 2011			1,500,000	1,500	7,573,500		7,575,000

Net loss						(562,416,002)	(562,416,002)

Balance, December 31, 2011	1,000,000	1,000	22,503,501	22,504	565,253,036	(563,863,241)	1,413,299
(Audited)
Net loss - June 30, 2012						(694,458)	(694,458)

Balance - June 30, 2012	1,000,000	$ 1,000	22,503,501	$ 22,504	$ 565,253,036	$ (564,557,699)	$ 718,841
(Unaudited)

The accompanying notes are an integral part of these financial statements.

Solar Acquisition Corp.
(A Development Stage Enterprise)
Statements of Cash Flows(Unaudited)
			June 3, 2006
			(inception)
	For the six months ended		through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (695,458)	$ (123,750)	$ (564,446,099)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	333,808	-	940,841
Common stock issued for services	-	-	11,043,335
Impairment of assets purchased	-	-	550,409,027
Change in derivative liability	-	-	900,100
Changes in assets and liabilities:
Accounts payable	(3,950)	-	1,804
Accrued interest	247,500	123,750	688,253
Net Cash Used in Operating Activities	(118,100)	-	(462,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased assets for cash	-	(19,841,530)	-
Net Cash Used in Investing Activities	-	(19,841,530)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	-	-
Promissory note payable	-	3,300,000	-
Related party advances	5,500	-	10,140
Issuance of common stock	-	16,541,530	452,600
Net Cash Provided by Financing Activates	5,500	19,841,530	462,740
Net increase (decrease) in cash and cash equivalents	(112,600)	-	1
Cash and cash equivalents, beginning of period	1	1	-
Cash and cash equivalents, end of period	$ (112,599)	$ 1	$ 1
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.

(A Development Stage Enterprise)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

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

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, accrued expenses and derivative liability. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

(h)	Long-Lived Assets:

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (5 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (10 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at June 30, 2012.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended June 30, 2012, the Company has had no significant operations, has a history of recurring losses resulting in accumulated deficit and has negative working capital.  As of June 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	June 30,	December 31,
	2012	2011
Office equipment	$4,578	$4,578
Less accumulated depreciation	1,374	916
	$3,204	$3,662

Depreciation of equipment was $458 and $0 for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.

June 30,	December 31,
2012	2011

Intellectual property	$6,667,000	$6,667,000
Less accumulated amortization	939,467	606,117
	$5,727,533	$6,060,883

Future amortization through December 31,:
2012	$333,350	$666,700
2013	666,700	666,700
2014	666,700	666,700
2015	666,700	666,700
2016	666,700	666,700
2017 and thereafter	2,727,383	2,727,383
	$5,727,533	$6,060,883

Amortization of the intangible assets was $333,350 and $0 for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 the Company has accrued $688,253 of unpaid interest on the promissory note.

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

NOTE 8 – INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2012 and June 30, 2011  respectively, are as follows:

	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of approximately $4,551,000.  Subject to current regulations, this carry forward will begin to expire in 2022.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

Results of Operations

Six  months ended June  30, 2012  vs. June 30, 2011

There was no revenue for the six months ended June 30, 2012 and no revenue for the six months ended June 30, 2011 and no revenue since inception June 3, 2006.

Selling, general and administrative expenses for the six months ended  June 30, 2012 were $333,358. As compared to $0 for the same period in 2011.

Interest expense or financing costs for the six months ended June 30, 2012 was 247,500 and $0 the six months ended June 30, 2011 and $688,253 since inception June 3, 2006.

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

August 13, 2012

By:

/s/ Peter Klamka

Peter Klamka, Chief Executive and

  Principal Accounting Officer