Form 10-Q
period 2012-09-30
SOLAR ACQUISITION CORP.
filed 2012-11-20
CIK 1375495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

001-34438

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30 , 2012    22,503,501–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

Solar Acquisition Corp.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Balance Sheet s as of September 30, 2012 (unaudited)

and December 31, 2011 (audited)

2

Statements of Operations for the three and nine months ended September 30, 2012 and

2011 and from inception (June 3, 2006) to September 30, 2012 (unaudited)

4

Statement of Stockholders’ Deficit from inception (June 3, 2006) to

 September 30, 2012 (unaudited)

5

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and from Inception (June 3, 2006) to September 30, 2012  (unaudited)

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

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

Solar Acquisition Corp.
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1	$ 1
Other current assets	-	-
Total Current Assets	1	1

Property and equipment, net of accumulated
depreciation of $1,603 and $916 respectively	2,975	3,662

Intangible assets, net of accumulated
amortization of $1,106,142 and $606,117 respectively	5,560,858	6,060,883

TOTAL ASSETS	$ 5,563,834	$ 6,064,546
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 2,504	$ 5,754
Accrued interest	812,003	440,753
Due to shareholder	10,140	4,640
Derivative liability	1,012,700	900,100
Total Current Liabilities	1,837,347	1,351,247
Promissory note payable	3,300,000	3,300,000
TOTAL LIABILITIES	5,137,347	4,651,247

Stockholders' Equity
Preferred stock: 1,000,000 authorized; $0.001 par value
1,000,000 shares issued and outstanding	1,000	1,000
22,503,501 and 22,503,501 shares issued and outstanding	22,504	22,504
Additional paid in capital	565,253,036	565,253,036
Accumulated deficit during development stage	(564,850,053)	(563,863,241)
Total Stockholders' Equity	426,487	1,413,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,563,834	$ 6,064,546

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

					June 3, 2006
	THREE MONTHS ENDED		NINE MONTHS ENDED		(Inception)
	September 30,		September 30,		To September 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Stock based compensation	-	-	-	-	10,053,335
Consulting fees	-	-	-	-	1,320,749
Professional fees	700	4,650	2,230	4,650	25,630
General and administrative	-	-	20	-	108,864
Depreciation and amortization	166,904		500,712		1,107,745
Impairment of assets	-	-	-	-	550,409,027

Total Operating Expenses	167,604	4,650	502,962	4,650	563,025,350

Net loss from operations	(167,604)	(4,650)	(502,962)	(4,650)	(563,025,350)

Other items
Interest expense	(123,750)	(49,500)	(371,250)	(173,250)	(812,003)
Change in derivative	-	-	(112,600)	-	(1,012,700)

Net Loss	$ (291,354)	$ (54,150)	$ (986,812)	$ (177,900)	$ (564,850,053)

WEIGHTED AVERAGE NUMBER OF SHARES	22,503,501	15,308,034	22,503,501	15,308,034

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.04)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Solar Acquisition Corp.
(A Development Stage Enterprise)
Statement of Stockholders' Equity

						Accumulated
					Additional	Deficit
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance as of December 31, 2009	-	-	11,533,333	$11,533	$1,431,067	$(1,356,305)	$86,295
(Audited)
Net loss						(90,934)	(90,934)

Balance as of December 31, 2010	-	-	11,533,333	11,533	1,431,067	(1,447,239)	(4,639)
(Audited)
Issuance of stock:
- for services			2,010,667	2,011	10,051,324		10,053,335
- for acquisition of Clean Power, January 2011			5,459,501	5,460	26,200,145		26,205,605
- for acquisition of Nano, February 2011	1,000,000	1,000		-	509,999,000		510,000,000
- for acquisition of GNE, March 2011			2,000,000	2,000	9,998,000		10,000,000
- for acquisition of Solar Teyin, March 2011			1,500,000	1,500	7,573,500		7,575,000

Net loss						(562,416,002)	(562,416,002)

Balance, December 31, 2011	1,000,000	1,000	22,503,501	22,504	565,253,036	(563,863,241)	1,413,299
(Audited)
Net loss - September 30, 2012						(986,812)	(986,812)

Balance - September 30, 2012	1,000,000	$ 1,000	22,503,501	$ 22,504	$ 565,253,036	$ (564,850,053)	$ 426,487
(Unaudited)

The accompanying notes are an integral part of these financial statements.

Solar Acquisition Corp.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			June 3, 2006
			(inception)
	For the nine months ended		through
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (986,812)	$ (177,900)	$ (564,850,053)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	500,712	-	1,107,745
Common stock issued for services	-	-	11,043,335
Impairment of assets purchased	-	-	550,409,027
Change in derivative liability	112,600	-	1,012,700
Changes in assets and liabilities:
Accounts payable	(3,250)	4,650	2,504
Accrued interest	371,250	173,250	812,003
Net Cash Used in Operating Activities	(5,500)	-	(462,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased assets for cash	-	(19,841,530)	-
Net Cash Used in Investing Activities	-	(19,841,530)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	-	-
Promissory note payable	-	3,300,000	-
Related party advances	5,500	-	10,140
Issuance of common stock	-	16,541,530	452,600
Net Cash Provided by Financing Activates	5,500	19,841,530	462,740

Net increase (decrease) in cash and cash equivalents	-	-	1
Cash and cash equivalents, beginning of period	1	1	-
Cash and cash equivalents, end of period	$ 1	$ 1	$ 1
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.

(A Development Stage Enterprise)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

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

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. Fair value estimates are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, accrued expenses and derivative liability. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended September 30, 2012, the Company has had no significant operations, has a history of recurring losses resulting in accumulated deficit and has negative working capital.  As of September 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	September 30,	December 31,
	2012	2011
Office equipment	$4,578	$4,578
Less accumulated depreciation	1,603	916
	$2,975	$3,662

Depreciation of equipment was $687 and $0 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.

September 30,	December 31,
2012	2011

Intellectual property	$6,667,000	$6,667,000
Less accumulated amortization	1,106,142	606,117
	$5,560,858	$6,060,883

Future amortization through December 31,:
2012	$166,675	$666,700
2013	666,700	666,700
2014	666,700	666,700
2015	666,700	666,700
2016	666,700	666,700
2017 and thereafter	2,727,383	2,727,383
	$5,560,858	$6,060,883

Amortization of the intangible assets was $500,025 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 the Company has accrued $812,003 of unpaid interest on the promissory note.

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

NOTE 8 – INCOME TAXES

The components of income tax (benefit) expense for the nine months ended September 30, 2012 and September 30, 2011   respectively, are as follows:

	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of approximately $4,675,908.  Subject to current regulations, this carry forward will begin to expire in 2022.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

Results of Operations

Three  months ended September  30, 2012  vs. September 30, 2011

There was no revenue for the three months ended September 30, 2012 and no revenue for the three months ended September 30, 2011 and no revenue since inception (June 3, 2006).

Selling, general , and administrative expenses for the three months ended  September 30, 2012 were $0, as compared to $0 for the same period in 2011.

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

November 19, 2012

By:

/s/ Peter Klamka

Peter Klamka, Chief Executive and

  Principal Accounting Officer