Form 10-K
period 2012-12-31
SOLAR ACQUISITION CORP.
filed 2013-04-17
CIK 1375495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2012

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,125,175as of March 30, 2013.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:22,503,501 as of March 30, 2013.

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

Solar Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on June 3, 2006. Since inception through June 2008, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  In June 2008, we entered into a letter of intent with Solay Teyin/ Hyundai Heavy Industries Iberica (Solar Teyin) to market Solar products. We have not concluded a formal contract as of this time.  We expanded our focus is focused on commercializing Solar energy technology. The scope of our expected business has expanded  in 2013 beyond Solar to include wind, fuel cells, and geothermal in addition to research and development into innovative Solar energy solutions.

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

Item 1A.  RISK FACTORS

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

We were incorporated in June 2006 as a Florida corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $ 563,863,241      for the year ended December 31, 2011 and $ (565,149,207)

 year ended December 31, 2012 due to issuance in stock for services rendered and have been focused on organizational and start-up activities, business plan development, and website design since we incorporated.

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

EMPLOYEES

As of December 31, 2012, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices, consisting of approximately 300 square feet of space, 215 Dino Drive Ann Arbor, MI 48103

ITEM 3. LEGAL PROCEEDINGS.

The company is not  party to any legal proceedings .

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY , AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuers net tangible assets; or exempted from the definition by the Commission.  If the Companys shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

 (b) Holders. As of December 31, 2012, there were 18 record holder of shares of the Company's Common Stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

SALES OF UNREGISTERED SECURITIES

None

 ITEM 6.  SELECTED FINANCIAL DATA

As a registrant qualifying as a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2012 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Critical Accounting Policies

Critical Accounting Policies for a 10K

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Use of Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's   financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $ 565,149,207. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

We registerd for sale 1,500,000 shares of our common stock on a best efforts basis to provide us with up to $450,000 of additional capital.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2012 and 2011.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements

Results of Operations

Net loss for year ended December 31, 2012 was $(1,285,966) as compared to $(561,075,149) for the year ended December 31, 2011.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2012 were $678,366 as compared to $561,075,149 for the year ended December 31, 2011 which included a writedown of $550,409,027.

Total Assets.  Total assets at December 31, 2012 and 2011

Total Assets as at December 31, 2012 were $5,396,930 as compared to $6,064,546 for the year ended December 31, 2011.

Total Liabilities.

Total liabilities for the year ended December 31, 2012 were $5,269,597 as compared to $4,651,247 for the year ended December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND  SUPPLEMENTARY DATA.

See pages beginning with page F-1.  attached hereto at the end of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..

On January 10, 2013, Peter Messineo, CPA declined to sit for re-election as the Company’s independent registered audit firm due to changes in his firm. On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The reports of Peter Messineo, CPA as of and for the fiscal years ended December 31, 2011 and December 31, 2010 contained  no adverse  opinion or  disclaimer  of opinion and were not qualified  or modified as to  uncertainty,  audit scope or accounting principle  except to indicate that there was  substantial  doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended  December  31, 2011 and  2010, and through each subsequent  period,  there have been no disagreements with  Peter Messineo, CPA on any matter of  accounting  principles  or  practices,   financial  statement  disclosure  or  auditing  scope  or procedure,  which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make  reference  thereto in connection  with their report on the financial  statements for such years.

On January 10, 2013 the Company engaged DKM Certified Public Accountants as their independent registered accounting firm.

Item 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who is the same person, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December  31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives;  (3) ineffective controls over period end financial disclosure and reporting processes; and, (4) management is dominated by a single individual without adequate compensating controls.   The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December  31, 2012

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors are:

Name

Age

Position

Peter Klamka

44

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

 We have been billed $7,500 for our audit of the annual filing on Form 10-K, for the year ended December 31, 2012  by our current audit firm, DKM  CPAs, PA.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar ACQUISITION CORP.

Dated:

April 17, 2013

s/s Peter Klamka

Peter Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

Secretary and

Chief Executive Officer

/s/ Peter Klamka

(Principal Executive

----------------------------

and Accounting Officer)

April 17, 2013

Peter Klamka

SOLAR ACQUISITION CORP

FINANCIAL STATEMENTS

DECEMBER 31, 2012

DKM CERTIFIED PUBLIC ACCOUNTANTS	2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Main: (727) 444-1901 Cell: (727) 452-4803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Solar Acquisition Corp.

Ann Arbor, MI

We have audited the accompanying balance sheet of Solar Acquisition Corp. as of December 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period June 3, 2006 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Acquisition Corp. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended and for the period June 3, 2006 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operating activities, a working capital deficit, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

S/S

DKM Certified Public Accountants

Clearwater, Florida

April 1, 2013

Solar Acquisition Corp.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2012	2011
	(audited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1	$ 1
Other current assets	-	-
Total Current Assets	1	1
Property and equipment, net of accumulated
depreciation of $1,832 and $916 respectively	2,746	3,662

Intangible assets, net of accumulated
amortization of $1,272,817 and $606,117 respectively	5,394,183	6,060,883

TOTAL ASSETS	$ 5,396,930	$ 6,064,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,504	$ 5,754
Accrued interest	935,753	440,753
Due to shareholder	19,640	4,640
Derivative liability	1,012,700	900,100
Total Current Liabilities	1,969,597	1,351,247

Promissory note payable	3,300,000	3,300,000
TOTAL LIABILITIES	5,269,597	4,651,247
Stockholders' Equity
Preferred stock: 1,000,000 authorized; $0.001 par value
1,000,000 shares issued and outstanding	1,000	1,000
Common stock: 100,000,000 authorized; $0.001 par value
22,503,501 and 2011 - 22,503,501 shares issued and outstanding	22,504	22,504
Additional paid in capital	565,253,036	565,253,036
Accumulated deficit during development stage	(565,149,207)	(563,863,241)
Total Stockholders' Equity	127,333	1,413,299
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,396,930	$ 6,064,546

The accompanying notes are an integral part of these financial statements.

Solar Acquisition Corp.
(A Development Stage Company)
Statement of Stockholders' Equity

						Accumulated
					Additional	Deficit
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance as of December 31, 2009	-	-	11,533,333	$ 11,533	$ 1,431,067	$ (1,356,305)	$ 86,295
(Audited)
Net loss						(90,934)	(90,934)

Balance as of December 31, 2010	-	-	11,533,333	11,533	1,431,067	(1,447,239)	(4,639)
(Audited)
Issuance of stock:
- for services			2,010,667	2,011	10,051,324		10,053,335
- for acquisition of Clean Power, January 2011			5,459,501	5,460	26,200,145		26,205,605
- for acquisition of Nano, February 2011	1,000,000	1,000		-	509,999,000		510,000,000
- for acquisition of GNE, March 2011			2,000,000	2,000	9,998,000		10,000,000
- for acquisition of Solar Teyin, March 2011			1,500,000	1,500	7,573,500		7,575,000

Net loss						(562,416,002)	(562,416,002)

Balance, December 31, 2011	1,000,000	1,000	22,503,501	22,504	565,253,036	(563,863,241)	1,413,299
(Audited)
Net loss - December 31, 2012						(1,285,966)	(1,285,966)

Balance - December 31, 2012	1,000,000	$ 1,000	22,503,501	$ 22,504	$ 565,253,036	$(565,149,207)	$ 127,333

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			June 3, 2006
	YEAR ENDED		(Inception)
	December 31,		To December 31,
	2012	2011	2012

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Stock based compensation	-	10,053,335	10,053,335
Consulting fees	-	-	1,320,749
Professional fees	10,730	5,650	34,130
General and administrative	20	104	108,864
Depreciation and amortization	667,616	607,033	1,274,649
Impairment of assets	-	550,409,027	550,409,027

Total Operating Expenses	678,366	561,075,149	563,200,754

Net loss from operations	(678,366)	(561,075,149)	(563,200,754)

Other items
Interest expense	(495,000)	(440,753)	(935,753)
Change in derivative	(112,600)	(900,100)	(1,012,700)

Net Loss	$ (1,285,966)	$(562,416,002)	$(565,149,207)

WEIGHTED AVERAGE NUMBER OF SHARES	22,503,501	21,552,637

BASIC AND DILUTED LOSS PER SHARE	$ (0.06)	$ (26.09)

The accompanying notes are an integral part of these financial statements.

Solar Acquisition Corp.
(A Development Stage Company)
Statements of Cash Flows

			June 3, 2006
			(inception)
	Year Ended		through
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,285,966)	$ (562,416,002)	$ (565,149,207)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	667,616	607,033	1,274,649
Common stock issued for services	-	10,053,335	11,043,335
Impairment of assets purchased	-	550,409,027	550,409,027
Change in derivative liability	112,600	900,100	1,012,700
Changes in assets and liabilities:
Accounts payable	(4,250)	5,754	1,504
Accrued interest	495,000	440,753	935,753
Net Cash Used in Operating Activities	(15,000)	-	(472,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchased assets for cash	-	-	-
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	-	-
Promissory note payable	-	-	-
Related party advances	15,000	-	19,640
Issuance of common stock	-	-	452,600
Net Cash Provided by Financing Activates	15,000	-	472,240

Net increase (decrease) in cash and cash equivalents	-	-	1
Cash and cash equivalents, beginning of period	1	1	-
Cash and cash equivalents, end of period	$ 1	$ 1	$ 1

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SOLAR ACQUISITION CORP.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Audited)

NOTE 1 - ORGANIZATION AND BUSINESS:

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the year ended December 31, 2012, the Company has had no significant operations, has a history of recurring losses resulting in accumulated deficit and has negative working capital.  As of December 31, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.  SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES.

Basis of Presentation

 The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

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

Development Stage Entity

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  Cash and cash equivalents were $1 at December 31, 2012 and 2011.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2012 and 2011.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012 and 2011.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company

Dilutive instruments include convertible preferred shares which represents an additional 100,000,000 common stock, if converted.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Long-Lived Assets:

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (5 years).  Intellectual property assets are stated at their fair value acquisition cost. Amortization of intellectual property assets is calculated by the straight line method over their estimated useful lives (10 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at December 31, 2012.

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

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the years ended December 31, 2012 and 2011 was $0.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	December 31,	December 31,
	2012	2011
Office equipment	$4,578	$4,578
Less accumulated depreciation	1,832	916
	$2,746	$3,662

Depreciation of equipment was $916 for the years ended December 31, 2012 and 2011.

NOTE 5 – INTANGIBLE ASSETS

The Company owns intellectual property, which it is amortizing on a straight-line basis over the assets useful life.  The Company assesses fair market value for any impairment to the carrying values.

December 31,	December 31,
2012	2011

Intellectual property	$6,667,000	$6,667,000
Less accumulated amortization	1,272,817	606,117
	$5,394,183	$6,060,883

Future amortization through December 31,:
2012	$0	$666,700
2013	666,700	666,700
2014	666,700	666,700
2015	666,700	666,700
2016	666,700	666,700
2017 and thereafter	2,727,383	2,727,383
	$5,560,858	$6,060,883

Amortization of the intangible assets was $666,700 for the years ended December 31, 2012 and 2011, .

Intangible assets were the results of the following transactions:

Clean Power, Inc.

On January 11, 2011 the Company closed on the purchase of Clean Power, Inc. in an exchange for 5,459,501 shares of common stock, which represented approximately 40% of the outstanding shares.  The Company has valued the transaction at $26,205,605 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $25,546,027, resulting in an unamortized value of $655,000, or 2.5% of the gross purchase price valuation, as of December 31, 2012, to reflect the estimated return of the intangible assets, based on projected discounted cash flows and other subjective considerations.

Nano CP, LLC

On February 9, 2011 the company closed a series of transactions with Nano CP, LLC, a Florida limited liability company (“Nano”), WATT Fuel Cell Corp, a New York corporation (“WATT”), and Evolution Fuel Cell, Inc., a Delaware corporation (“Evolution”) whereby the Company simultaneously acquired assets for the development of solid oxide fuel cells and created two (2) subsidiaries capitalized by the equipment and intellectual property, CP SOFC Equipment, LLC and CP SOFC IP, LLC, respectively.  The subsidiaries, wholly owned by the Company, in turn, have leased the equipment to WATT and have licensed the intellectual property to WATT and Evolution, with conflicts resolved through  a cross licensing agreement between WATT and Evolution.  As consideration for the assets purchased from Nano, the Company has made a promissory note for three million three hundred thousand dollars ($3,300,000.00) and issued exactly one million (1,000,000) preferred shares, convertible at 100:1, common for preferred.  As consideration for the leasing and licensing, the Company shall receive exactly five percent (5%) of WATT outstanding and issued shares and thirty five percent (35%) of the outstanding and issued shares of Evolution.  The Company also maintains an option to purchase from WATT sixteen percent (16%) of Evolution for exactly one million one hundred two hundred fifty thousand (1,250,000) shares of the Company’s common stock, if certain triggering events occur.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at $513,300,000 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $508,167,000, resulting in an unamortized value of $5,133,000, or 1.0% of the gross purchase price valuation, as of December 31, 2012, to reflect the estimated return on the investment, based on projected discounted cash flows and other subjective considerations.

Global Natural Energy, Ltd.

On March 16, 2011 the Company entered into a Joint Venture with Global Natural Energy, Limited, a corporation duly formed in the Republic of Cyprus (“GNE”) to develop algae farms in the United States.  The Master Agreement stipulates the creation of the entity, GNE-USA, Inc., an Arkansas based company that will lead the algae production efforts, whereby the Company shall retain fifty one percent (51%) and GNE shall retain forty nine percent (49%) of the outstanding shares of the subsidiary.   As part of the transaction, the Company issued exactly two million (2,000,000) shares of restricted common stock of the Company.   The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at $10,000,000 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $9,500,000, resulting in an unamortized value of $500,000, or 5.0% of the gross purchase price valuation, as of December 31, 2012, to reflect the estimated return on the investment, based on projected discounted cash flows and other subjective considerations.

Solar Teyin, S.L.

On March 25, 2011 the Company closed an Asset Purchase Agreement with Solar Teyin, S.L., a limited liability company formed in the Kingdom of Spain (“Solar Teyin”) related to the production and distribution of portable solar lighting units.  The Asset Purchase Agreement stipulates the creation of an entity to oversee the operations of all things related to the solar lighting technology.  The Company shall maintain eighty percent (80%) of the subsidiary. As consideration for the transaction, the company issued exactly one million five hundred thousand (1,500,000) shares to Solar Teyin, S.L.  The contract was negotiated by the Board of Directors and the valuation was set arbitrarily.  The Company has valued the transaction at $7,575,000 based on the fair market of shares issued in the exchange.  The purchase price was allocated to all identified tangible assets and then to intangible assets. The Company immediately recorded an impairment of $7,196,000, resulting in an unamortized value of $379,000, or 5.0% of the gross purchase price valuation, as of December 31, 2012, to reflect the estimated return on the investment, based on projected discounted cash flows and other subjective considerations.

NOTE 6 – RELATED PARTY TRANSACTIONS:

A note payable to a related party is unsecured, non-interest bearing, has no fixed terms of repayment and is considered payable upon demand.  Notes payable to related parties totaled $19,640 and $4,640 at December 31, 2012 and 2011, respectively.

The Company does not require office space at the current time.  The officers and directors have provided office space, as necessary, at no cost.  The Company will consider arrangements at such time that operations commence.

NOTE 7 - PROMISSORY NOTE PAYABLE

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

As of December 31, 2012 and 2011 the Company had accrued interest$935,753 and $440, respectively. As of December 31, 2011 the Company accrued $440,753 of unpaid interest on the promissory note.

NOTE 8- CAPITAL STOCK:

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Preferred Stock

On February 9, 2011, the Company issued 1,000,000 shares of preferred stock, convertible 1:100, preferred into common as payment for the intellectual property acquired from Nano CP, LLC.  Upon intent to exercise, Seller shall give notice to Buyer and Buyer shall take action required to duly authorize the issuance of common shares sufficient to fulfill Seller’s exercise.  See Note 5.

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

NOTE 8 – INCOME TAXES

The components of income tax (benefit) expense for the year ended December 31, 2012 and 2011   respectively, are as follows:

	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-

State:
Current	-	-
Deferred	-	-
	-	-
	$-	$-

The Company has a net operating loss carry forward to offset future taxable income of approximately $4,808,387.  Subject to current regulations, this carry forward will begin to expire in 2022.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.